Form 10-Q
period 1996-06-30
AFG INVESTMENT TRUST A
filed 1996-08-14
CIK 879494

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               -------------------  ----------------------

                               -------------------

For Quarter Ended June 30, 1996                   Commission File No.  0-21396


                             AFG Investment Trust
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                   04-3145953
- ----------------------------------------------------      --------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

98 North Washington Street, Boston, MA                    02114
- ----------------------------------------------------      --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes    No
                                                       ---    ---

                             AFG Investment Trust A

                                   FORM 10-Q

                                     INDEX

                                                               Page
                                                               ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Statement of Financial Position
    at June 30, 1996 and December 31, 1995                       3

   Statement of Operations for the three and
    six months ended June 30, 1996 and 1995                      4

   Statement of Cash Flowsm for the six months
    ended June 30, 1996 and 1995                                 5

   Notes to the Financial Statements                           6-8

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  9-12


PART II.  OTHER INFORMATION:

 Items 1 - 6                                                    13


                             AFG Investment Trust A

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                            June 30,     December 31,
                                              1996           1995
                                          -------------  -------------

ASSETS
- ------

Cash and cash equivalents                  $ 1,677,290    $   455,262

Rents receivable                               407,688        642,680

Accounts receivable - affiliate                127,649         83,314

Equipment at cost, net of accumulated
 depreciation of $9,544,942 and
 $8,310,244 at June 30,1996 and
 Decmeber 31, 1995, respectively            13,438,967     15,420,535

Organization costs, net of accumulated
 amortization of $4,167 and $3,667
 at June 30, 1996 and December 31,
 1995, respectively                                833          1,333
                                           -----------    -----------

   Total assets                            $15,652,427    $16,603,124
                                           ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
- -------------------------------------

Notes payable                              $ 5,531,008    $ 6,323,893
Accrued interest                                57,896         83,426
Accrued liabilities                             14,700         24,135
Accrued liabilities - affiliate                171,165          4,744
Deferred rental income                          46,115         39,853
Cash distributions payable to
 participants                                  127,092        127,092
                                           -----------    -----------
   Total liabilities                         5,947,976      6,603,143
                                           -----------    -----------
Participants' capital (deficit):
   Managing Trustee                            (26,286)       (23,330)
   Special Beneficiary                        (224,110)      (199,729)
   Beneficiary Interests
   (549,218 Interests; initial
   purchase price of $25 each)               9,954,847     10,223,040

   Total participants' capital               9,704,451      9,999,981
                                           -----------    -----------
   Total liabilities and participants'
    capital                                $15,652,427    $16,603,124
                                           ===========    ===========



                             AFG Investment Trust A

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                      Three Months      Six Months
                                     Ended June 30,   Ended June 30,
                                          1996             1995            1996          1995
                                     ---------------  ---------------  ------------  ------------

Income:
   Lease revenue                         $1,173,106       $1,324,658    $2,427,754    $2,679,029
   Interest income                           32,465           15,943        38,801        19,999
   Loss on sale of equipment                 (1,994)         (68,769)     (150,061)      (77,267)
                                         ----------       ----------    ----------    ----------
   Total income                           1,203,577        1,271,832     2,316,494     2,621,761
                                         ----------       ----------    ----------    ----------

Expenses:
   Depreciation and amortization            911,392          912,607     1,863,511     1,777,493
   Interest expense                         111,740          144,675       216,697       277,142
   Interest expense - affiliate                  --              364            --           364
   Equipment management fees
   - affiliate                               44,542           48,820        93,003        99,740
   Operating expenses - affiliate            40,561           33,688        57,537        61,028
                                         ----------       ----------    ----------    ----------
   Total expenses                         1,108,235        1,140,154     2,230,748     2,215,767
                                         ----------       ----------    ----------    ----------

Net income                               $   95,342       $  131,678    $   85,746    $  405,994
                                         ==========       ==========    ==========    ==========

Net income per Beneficiary Interest      $     0.16            $0.22    $     0.14    $     0.67
                                         ==========       ==========    ==========    ==========
Cash distributions declared
   per Beneficiary Interest              $     0.32            $0.63    $     0.63    $     1.26
                                         ==========       ==========    ==========    ==========

                             AFG Investment Trust A

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income                                $    85,746   $   405,994
Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation and amortization        1,863,511     1,777,493
   Loss on sale of equipment                  150,061        77,267
Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                         234,992       244,050
     accounts receivable - affiliate          (44,335)      (54,094)
   Increase (decrease) in:
     accrued interest                         (25,530)      (30,925)
     accrued liabilities                       (9,435)         (500)
     accrued liabilities - affiliate          166,421       (69,170)
     deferred rental income                     6,262       (17,222)
                                          -----------   -----------
   Net cash from operating activities       2,427,693     2,332,893
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                    1,410,292     1,305,269
   Proceeds from equipment sales           (1,441,796)   (2,378,228)
                                          -----------   -----------
   Net cash used in investing activities      (31,504)   (1,072,959)
                                          -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                997,888     1,454,669
   Proceeds from notes payable -
    affiliate                                      --        38,396
   Principal payments - notes payable      (1,790,773)   (1,559,300)
   Distributions paid                        (381,276)     (762,551)
                                          -----------   -----------
   Net cash used in financing activities   (1,174,161)     (828,786)
                                          -----------   -----------
Net increase in cash and cash
 equivalents                                1,222,028       431,148

Cash and cash equivalents at beginning
 of period                                    455,262         6,471
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 1,677,290   $   437,619
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
 Cash paid during the period
 for interest                                $424,227      $308,432
                                          ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
   During 1995, the Trust sold equipment to a third party which assumed related debt and interest of $96,913 and $625, respectively.

                 The accompanying notes are an intregal part
                      of these financial statements.

                    AGF Investment Trust A
                Notes to the Financial Statements

                         June 30, 1996



 NOTE 1 - BASIS OF PRESENTATION
 ------------------------------

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


 NOTE 2 - CASH
 -------------

    At June 30, 1996, the Trust had $1,665,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


 NOTE 3 - REVENUE RECOGNITION
 ----------------------------

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $8,808,363 are due as follows:


For the year ending June 30, 1997     $4,463,196
                             1998      2,986,650
                             1999        663,256
                             2000        232,020
                             2001        196,490
                       Thereafter        266,751
                                      ----------

                            Total     $8,808,363
                                      ==========

    During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft") - See Note 4 herein. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending June 30, 2002 and $79,000 in the year ending June 30, 2003, pursuant to the Reno Aircraft lease agreement. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft, included above, reflect the most recent LIBOR effected rental payment.

                        AFG Investment Trust A
                   Notes to the Financial Statements

                              (Continued)



 NOTE 4 - EQUIPMENT
 ------------------

    The following is a summary of equipment owned by the Trust at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                              Lease Term    Equipment
Equipment Type                                                (Months)       at Cost
- --------------------------                                  -------------  -----------

Aircraft                                                          60-81    $6,814,662
Materials handling                                                12-60     3,751,618
Retail store fixtures                                             36-60     2,992,236
Vessels                                                              72     2,399,580
Computers and peripherals                                          9-62     2,226,777
Construction and mining                                           36-84     1,945,484
Communications                                                       56     1,802,423
Research and test                                                    60       459,282
Manufacturing                                                        48       442,590
Energy systems                                                       60       108,975
Photocopying                                                      24-36        40,282
                                                                           ----------

                                                 Total equipment cost      22,983,909

                                             Accumulated depreciation      (9,544,942)
                                                                          -----------

                           Equipment, net of accumulated depreciation     $13,438,967
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

    At June 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $8,519,757, representing approximately 37% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $58,000 and $20,000, respectively, at June 30, 1996.


 NOTE 5 - RELATED PARTY TRANSACTIONS
 -----------------------------------

    All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                         AGF Investment Trust A
                 Notes to the Finacial Statements

                            (Continued)

                                           1996       1995
                                         ---------  ---------

 Equipment acquisition fees               $ 36,109   $ 45,250
 Interest on note payable - affiliate           --        364
 Equipment management fees                  93,003     99,740
 Administrative charges                     10,500     10,500
 Reimbursable operating expenses
   due to third parties                     47,037     50,528
                                          --------   --------

                       Total              $186,649   $206,382
                                          ========   ========


    All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1996, the Trust was owed $127,649 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1996.


 NOTE 6 - NOTES PAYABLE
 ----------------------

    Notes payable at June 30, 1996 consisted of installment notes of $5,531,008 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 9.17%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.5% at June 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1996.

    The annual maturities of the notes payable are as follows:

For the year ending June 30, 1997     $2,748,172
                             1998      1,587,035
                             1999        479,965
                             2000        108,896
                             2001        118,984
                       Thereafter        487,956
                                      ----------

                            Total     $5,531,008
                                      ==========


                             AFG Investment Trust A

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


 Item 2.  Management's Discussion and Analysis of Financial Condition and
 ------------------------------------------------------------------------
 Results of Operations.
 ----------------------

 Three and six months ended June 30, 1996 compared to the three and six months
 -----------------------------------------------------------------------------
 ended June 30, 1995:
 --------------------

 Overview
 --------

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


 Results of Operations
 ---------------------

    For the three and six months ended June 30, 1996, the Trust recognized lease revenue of $1,173,106 and $2,427,754, respectively, compared to $1,324,658 and $2,679,029 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. In the near-term, lease revenue is expected to increase due to reinvestment of the proceeds from the sale of the United Aircraft in other equipment. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $458,638 in connection with this transaction, of which $311,621 was recognized as Write-Down of Equipment in 1995. The remainder of $147,017 was recognized as a loss on sale of equipment on the accompanying financial statements for the six months ended June 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,392,779 from United for the aircraft. The Trust plans to reinvest substantially all of such proceeds in other equipment in 1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and six months ended June 30, 1996, the Trust sold other equipment having a net book value of

                            AFG Investments Trust A

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


 $4,736 and $20,557, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $1,994 and $3,044, respectively.

    During the three and six months ended June 30, 1995, the Trust sold equipment having a net book value of $1,464,026 and $1,480,074, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $68,769 and $77,267, respectively. The equipment sales included the Trust's interest in a vessel with an original cost and net book value of $1,948,190 and $1,449,673, respectively, which the Trust sold to an existing lessee in June 1995. In connection with this sale, the Trust realized sale proceeds of $1,285,318 and the purchaser assumed related debt and interest of $96,913 and $625, respectively, which resulted in a net loss, for financial statement purposes, of $66,817. This equipment was sold prior to the expiration of the related lease term. The sale proceeds were fully reinvested in other equipment as of June 30, 1995.

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

    Depreciation and amortization expense was $911,392 and $1,863,511 for the three and six months ended June 30, 1996, respectively, compared to $912,607 and $1,777,493 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The overall increase in depreciation expense from 1995 to 1996 reflects the acquisition of equipment subsequent to June 30, 1995.

    Interest expense was $111,740 and $216,697 or 9.5% and 8.9% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $145,039 and $277,506 or 11% and 10.4% of lease revenue for the same periods in 1995. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

                            AFG Investment Trust A

                                   FORM 10-Q

                        PART 1. FINANCIAL INFORMATION


    Management fees were 3.8% of lease revenue for each of the three and six month periods ended June 30, 1996 compared to 3.7% of lease revenue for each of the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 3.5% and 2.4% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 2.5% and 2.3% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.


 Liquidity and Capital Resources and Discussion of Cash Flows
 ------------------------------------------------------------

    The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,427,693 and $2,332,893 for the six months ended June 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to the receipt of additional lease revenue from additional reinvestment equipment to be purchased during the remainder of 1996. Subsequently, future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six month periods ended June 30, 1996 and 1995, the Trust expended $1,441,796 and $2,378,228, respectively, to acquire equipment, including reinvestment equipment discussed above. During the six months ended June 30, 1996, the Trust realized net cash proceeds of $1,410,292 compared to $1,305,269 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $1,454,669 in 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. AFG also provided interim financing of $38,396 during the six months ended June 30, 1995, until third-party financing was finalized. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted

                            AFG Investment Trust A

                                   FORM 10-Q

                        PART 1.  FINANCIAL INFORMATION


 to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will increase due to leveraging expected to be obtained to finance the acquisition of additional reinvestment equipment. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft.


    Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $381,276. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $346,008; the Special Beneficiary was allocated 8.25%, or $31,455; and the Managing Trustee was allocated 1%, or $3,813.

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



                             AFG Investment Trust A


                By:  AFG ASIT Corporation, a Massachusetts
                     corporation and the Managing Trustee of
                     the Registrant.


                By:  /s/  Michael J. Butterfield
                     -------------------------------
                     Michael J. Butterfield
                     Treasurer AFG ASIT Corporation
                     (Duly Authorized Officer and
                     Principal Accounting Officer)


                Date:  August 14, 1996
                       ---------------



                By:  /s/  Gary M. Romano
                     -------------------------------
                     Gary M. Romano
                     Clerk of AFG ASIT Corporation
                     (Duly Authorized Officer and
                     Principal Financial Officer)


                Date:  August 14, 1996
                       -----------------------------