Form 10-Q
period 1996-09-30
AFG INVESTMENT TRUST A
filed 1996-11-13
CIK 879494

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from______________________to__________________________

                              ______________________


For Quarter Ended September 30, 1996                 Commission File No. 0-21396



                            AFG Investment Trust A
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      04-3145953
----------------------------------------------------      --------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                         02114
----------------------------------------------------      --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
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

     Yes______ No_____

                             AFG Investment Trust A

                                   FORM 10-Q

                                     INDEX






PART I.  FINANCIAL INFORMATION:

                                                                                           Page
Item 1.  Financial Statements                                                              ----

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                           3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995                       4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                                 5

     Notes to the Financial Statements                                                     6-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             10-13


PART II. OTHER INFORMATION:

  Items 1 - 6                                                                               14


                             AFG Investment Trust A

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
ASSETS
------
Cash and cash equivalents                   $ 1,736,547    $   455,262

Rents receivable                                602,669        642,680

Accounts receivable - affiliate                  56,575         83,314

Equipment at cost, net of accumulated
 depreciation of $10,401,833 and
 $8,310,244 at September 30, 1996
 and December 31, 1995, respectively         12,542,686     15,420,535

Organization costs, net of accumulated
 amortization of $4,417 and $3,667 at
 September 30, 1996 and December 31,
 1995, respectively                                 583          1,333
                                            -----------    -----------

         Total assets                       $14,939,060    $16,603,124
                                            ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
-------------------------------------

Notes payable                               $ 4,983,396    $ 6,323,893
Accrued interest                                 60,250         83,426
Accrued liabilities                              20,950         24,135
Accrued liabilities - affiliate                  16,817          4,744
Deferred rental income                           38,984         39,853
Cash distributions payable to
 participants                                   165,220        127,092
                                            -----------    -----------

        Total liabilities                     5,285,617      6,603,143
                                            -----------    -----------
Participants' capital (deficit):
   Managing Trustee                             (26,796)       (23,330)
   Special Beneficiary                         (228,318)      (199,729)
   Beneficiary Interests
   (549,218 Interests; initial
     purchase price of $25 each)              9,908,557     10,223,040
                                            -----------    -----------

        Total participants' capital           9,653,443      9,999,981
                                            -----------    -----------

        Total liabilities and               $14,939,060    $16,603,124
         participants' capital              ===========    ===========


                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust A

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                                1996            1995          1996          1995
                                            --------------  ------------  ------------  ------------
Income:

        Lease revenue                      $1,204,560    $1,295,833    $3,632,314    $3,974,862

        Interest income                        22,647        13,570        61,448        33,569

        Loss on sale of equipment              (3,362)     (165,750)     (153,423)     (243,017)

                                           ----------    ----------    ----------    ----------
          Total income                      1,223,845     1,143,653     3,540,339     3,765,414
                                           ----------    ----------    ----------    ----------

Expenses:

        Depreciation and amortization         885,534       795,943     2,749,045     2,573,436

        Write-down of equipment                    --       311,621            --       311,621

        Interest expense                       84,429       135,214       301,126       412,356

        Interest expense - affiliate               --            --            --           364

        Equipment management fees
          - affiliate                          46,024        50,739       139,027       150,479

        Operating expenses - affiliate         30,102        30,863        87,639        91,891
                                           ----------    ----------    ----------    ----------

          Total expenses                    1,046,089     1,324,380     3,276,837     3,540,147
                                           ----------    ----------    ----------    ----------

Net income (loss)                          $  177,756    $ (180,727)   $  263,502    $  225,267
                                           ==========    ==========    ==========    ==========

Net income (loss)
        per Beneficiary Interest           $    0.29     $    (0.30)   $     0.44    $     0.37
                                           =========     ==========    ==========    ==========
Cash distributions declared
        per Beneficiary Interest           $     0.38    $     0.53    $     1.01    $     1.79
                                           ==========    ==========    ==========    ==========

                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust A

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income                                $   263,502   $   225,267

Adjustments to reconcile net income to
 net cash from operating activities:
       Depreciation and amortization        2,749,045     2,573,436
       Loss on sale of equipment              153,423       243,017
       Write-down of equipment                     --       311,621

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                        40,011       (47,498)
       accounts receivable - affiliate         26,739       (97,722)
   Increase (decrease) in:
       accrued interest                       (23,176)       24,061
       accrued interest - affiliate                --           364
       accrued liabilities                     (3,185)        2,385
       accrued liabilities - affiliate         12,073       (69,211)
       deferred rental income                    (869)      (22,380)
                                          -----------   -----------

          Net cash from operating
           activities                       3,217,563     3,143,340
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                   (1,441,796)   (2,564,706)
   Proceeds from equipment sales            1,417,927     1,622,020
                                          -----------   -----------

          Net cash used in investing
           activities                        (23,869)     (942,686)
                                         -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                997,888     1,747,173
   Principal payments - notes payable      (2,338,385)   (2,091,781)
      Distributions paid                     (571,912)   (1,143,977)
                                          -----------   -----------

          Net cash used in financing
           activities                      (1,912,409)   (1,488,585)
                                          -----------   -----------
Net increase in cash and cash
 equivalents                                1,281,285       712,069

Cash and cash equivalents at beginning
 of period                                    455,262         6,471
                                          -----------   -----------

Cash and cash equivalents at end of
 period                                   $ 1,736,547   $   718,540
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for        $   324,302   $   388,295
    interest                              ===========   ===========



Supplemental schedule of non-cash investing and financing activities:
  During 1995, the Trust sold equipment to a third party which assumed related debt and interest of $96,913 and $625, respectively.

                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust A

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Trust had $1,635,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,716,233 are due as follows:

    For the year ending September 30, 1997  $4,297,517
                                      1998   2,307,322
                                      1999     478,099
                                      2000     224,124
                                      2001     186,611
                                Thereafter     222,560
                                            ----------

                                     Total  $7,716,233
                                            ==========

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- See Note 4 herein. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending September 30, 2002 and $39,000 in the year ending September 30, 2003, pursuant to the Reno Aircraft lease agreement. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft, included above, reflect the most recent LIBOR effected rental payment.

                             AFG Investment Trust A
                             ----------------------

                       Notes to the Financial Statements

                                  (Continued)



NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Trust at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                             Lease Term      Equipment
Equipment Type                                (Months)        at Cost
--------------                                ---------      ---------

Aircraft                                      60-81       $  6,814,662
Materials handling                            12-60          3,723,929
Retail store fixtures                         36-60          2,992,236
Vessels                                          72          2,399,580
Computers and peripherals                      9-62          2,226,777
Construction and mining                       36-84          1,945,484
Communications                                   56          1,802,423
Research and test                                60            459,282
Manufacturing                                    48            442,590
Energy systems                                   60            108,975
Photocopying                                  24-36             28,581
                                                          ------------

                               Total equipment cost         22,944,519

                           Accumulated depreciation        (10,401,833)
                                                          ------------

         Equipment, net of accumulated depreciation       $ 12,542,686
                                                          ============


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

  At September 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $8,519,757, representing approximately 37% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $213,000 and $70,000, respectively, at September 30, 1996. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

                             AFG Investment Trust A

                       Notes to the Financial Statements

                                  (Continued)



NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                            1996      1995
                                          --------  --------

  Equipment acquisition fees              $ 36,109  $ 45,771
  Interest on note payable - affiliate          --       364
  Equipment management fees                139,027   150,479
  Administrative charges                    15,750    15,750
  Reimbursable operating expenses
     due to third parties                   71,889    76,141
                                          --------  --------

                        Total             $262,775  $288,505
                                          ========  ========


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1996, the Trust was owed $56,575 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $4,983,396 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 9.17%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the notes payable are as follows:

    For the year ending September 30, 1997  $2,623,202
                                      1998   1,346,630
                                      1999     319,975
                                      2000     111,206
                                      2001     121,530
                                Thereafter     460,853
                                            ----------

                                     Total  $4,983,396
                                            ==========


                             AFG Investment Trust A

                       Notes to the Financial Statements

                                  (Continued)



NOTE 7 - SUBSEQUENT EVENT
-------------------------

  On October 26, 1996, the Managing Trustee, on behalf of the Trust, filed a Solicitation Statement with the Securities and Exchange Commission which was subsequently sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement seeks to solicit the consent of the Beneficiaries to a proposed amendment ("the Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement").

  The Amendment would (i) amend the provisions of the Trust Agreement governing the redemption of Interests to permit the Trust to offer to redeem outstanding interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee may determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee may fix. Such a security, if it were to be offered and sold, would provide the Trust with the funds to a) implement more expansive Interest redemption opportunities for Beneficiaries without using Trust funds which may otherwise be available for current cash distributions; and b) make a special one-time distribution to the Beneficiaries.

  Pursuant to the Trust Agreement, the adoption of the Amendment requires the consent of the Beneficiaries holding more than fifty percent in the aggregate of the Interests held by all Beneficiaries. To be valid, consent forms must be received by the Managing Trustee by December 6, 1996 (subject to extension at the discretion of the Managing Trustee). The outcome of this solicitation can not be determined at this time.

                             AFG Investment Trust A

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Trust recognized lease revenue of $1,204,560 and $3,632,314, respectively, compared to $1,295,833 and $3,974,862 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. In the near-term, lease revenue is expected to increase due to reinvestment of the proceeds from the sale of the United Aircraft in other equipment. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $458,638 in connection with this transaction, of which $311,621 was recognized as Write-Down of Equipment in 1995. The remainder of $147,017 was recognized as a loss on sale of equipment on the accompanying financial statements for the nine months ended September 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,392,779 from United for the aircraft. The Trust plans to reinvest substantially all of such proceeds in other equipment in 1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of

                             AFG Investment Trust A

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

$241,853 from the sale of the United Aircraft. During the three and nine months ended September 30, 1996, the Trust sold other equipment having a net book value of $10,997 and $31,554, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $3,362 and $6,406, respectively.

  During the three and nine months ended September 30, 1995, the Trust sold equipment having a net book value of $482,501 and $1,962,575, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $165,750 and $243,017, respectively. The equipment sales during the nine months ended September 30, 1995 included the Trust's interest in a vessel with an original cost and net book value of $1,948,190 and $1,449,673, respectively, which the Trust sold to an existing lessee in June 1995. In connection with this sale, the Trust realized sale proceeds of $1,285,318 and the purchaser assumed related debt and interest of $96,913 and $625, respectively, which resulted in a net loss, for financial statement purposes, of $66,817. This equipment was sold prior to the expiration of the related lease term. The sale proceeds were fully reinvested in other equipment in 1995.

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

  Depreciation and amortization expense was $885,534 and $2,749,045 for the three and nine months ended September 30, 1996, respectively, compared $795,943 and $2,573,436 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The overall increase in depreciation expense from 1995 to 1996 reflects the acquisition of equipment subsequent to September 30, 1995.

  Interest expense was $84,429 and $301,126 or 7% and 8.3% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $135,214 and $412,720 or 10.4% of lease revenue for each of the same periods in 1995. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter,

                             AFG Investment Trust A

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 3.8% of lease revenue for each of the three and nine month periods ended September 30, 1996 compared to 3.9% and 3.8% of lease revenue for the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 2.5% and 2.4% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 2.4% and 2.3% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,217,563 and $3,143,340 for the nine months ended September 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to the receipt of additional lease revenue from additional reinvestment equipment to be purchased during the remainder of 1996. Subsequently, future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine month periods ended September 30, 1996 and 1995, the Trust expended $1,441,796 and $2,564,706, respectively, to acquire equipment, including reinvestment equipment discussed above. During the nine months ended September 30, 1996, the Trust realized net cash proceeds of $1,417,927 compared to $1,622,020 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities.

                             AFG Investment Trust A

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

Cash inflows of $997,888 and $1,747,173 in 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will increase due to leveraging expected to be obtained to finance the acquisition of additional reinvestment equipment. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft.

  Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $610,040. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $553,611; the Special Beneficiary was allocated 8.25%, or $50,328; and the Managing Trustee was allocated 1%, or $6,101.

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



                             AFG Investment Trust A


                  By:  AFG ASIT Corporation, a Massachusetts
                       corporation and the Managing Trustee of
                       the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  November 13, 1996
                       -----------------



                  By:  /s/  Gary M. Romano
                       -------------------------------
                       Gary M. Romano
                       Clerk of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  November 13, 1996
                       -----------------