Form 10-Q
period 1997-03-31
AFG INVESTMENT TRUST A
filed 1997-05-15
CIK 879494

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               -----------------------------------------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                               _____________________

For Quarter Ended March 31, 1997                  Commission File No. 0-21396


                            AFG Investment Trust A
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                              04-3145953
-------------------------------------                     --------------------
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                         Identification No.)

98 North Washington Street, Boston, MA                             02114
---------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                    --------------------------


------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   _X_    No  ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

                              AFG Investment Trust A

                                     FORM 10-Q

                                       INDEX

                                                                         Page

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Statement of Financial Position
      at March 31, 1997 and December 31, 1996                               3

    Statement of Operations
      for the three months ended March 31, 1997 and 1996                    4

    Statement of Cash Flows
      for the three months ended March 31, 1997 and 1996                    5

    Notes to the Financial Statements                                    6-10


  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               11-14


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                              15

                            AFG Investment Trust A

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1997 and December 31, 1996

                                 (Unaudited)

                                                            March 31,   December 31,
                                                               1997        1996
                                                           -----------  ------------
ASSETS

Cash and cash equivalents                                  $ 2,123,059  $ 1,832,248

Rents receivable                                               588,445      623,237

Accounts receivable - affiliate                                 48,939       55,849

Equipment at cost, net of accumulated depreciation
  of $11,699,306 and $11,280,817 at March 31, 1997
  and December 31, 1996, respectively                       10,721,050   11,663,702

Organization costs, net of accumulated amortization
  of $4,917 and $4,667 at March 31, 1997
  and December 31, 1996, respectively                               83          333
                                                           -----------  ------------

    Total assets                                           $13,481,576  $14,175,369
                                                           -----------  ------------
                                                           -----------  ------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $ 3,655,800  $ 4,249,311
Accrued interest                                                48,990       62,360
Accrued liabilities                                             18,750       23,250
Accrued liabilities - affiliate                                 41,381       38,293
Deferred rental income                                          32,608       18,721
Cash distributions payable to participants                     165,220      165,220
                                                           -----------  ------------

    Total liabilities                                        3,962,749    4,557,155
                                                           -----------  ------------

Participants' capital (deficit):
  Managing Trustee                                             (28,142)     (27,148)
  Special Beneficiary                                         (239,424)    (231,225)
  Beneficiary Interests
  (549,218 Interests; initial purchase price of $25 each)    9,786,393    9,876,587
                                                           -----------  ------------

    Total participants' capital                              9,518,827    9,618,214
                                                           -----------  ------------

    Total liabilities and participants' capital            $13,481,576  $14,175,369
                                                           -----------  ------------
                                                           -----------  ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                            AFG Investment Trust A

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1997 and 1996

                                 (Unaudited)



                                                1997                   1996
                                             ----------              ----------
Income:

  Lease revenue                              $1,179,837              $1,254,648

  Interest income                                25,800                   6,336

  Gain (loss) on sale of equipment                2,095                (148,067)
                                             ----------              ----------

    Total income                              1,207,732               1,112,917
                                             ----------              ----------

Expenses:

  Depreciation and amortization                 932,497                 952,119

  Interest expense                               43,358                 104,957

  Equipment management fees - affiliate          44,578                  48,461

  Operating expenses - affiliate                 38,857                  16,976
                                             ----------              ----------

    Total expenses                            1,059,290               1,122,513
                                             ----------              ----------

Net income (loss)                            $  148,442              $   (9,596)
                                             ----------              ----------
                                             ----------              ----------

Net income (loss)
  per Beneficiary Interest                   $     0.25              $    (0.02)
                                             ----------              ----------
                                             ----------              ----------

Cash distributions declared
  per Beneficiary Interest                   $     0.41              $     0.32
                                             ----------              ----------
                                             ----------              ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                            AFG Investment Trust A

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996

                                 (Unaudited)

                                                        1997          1996
                                                     ----------    -----------
Cash flows from (used in) operating activities:
Net income (loss)                                    $  148,442    $    (9,596)

Adjustments to reconcile net income (loss) to
  net cash from operating activities:
    Depreciation and amortization                       932,497        952,119
    (Gain) loss on sale of equipment                     (2,095)       148,067

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                     34,792       (121,469)
    accounts receivable - affiliate                       6,910        (29,159)
  Increase (decrease) in:
    accrued interest                                    (13,370)        23,122
    accrued liabilities                                  (4,500)        (2,185)
    accrued liabilities - affiliate                       3,088         53,049
    deferred rental income                               13,887         (9,805)
                                                     ----------    -----------

      Net cash from operating activities              1,119,651      1,004,143
                                                     ----------    -----------

Cash flows from (used in) investing activities:
  Purchase of equipment                                      --     (1,441,796)
  Proceeds from equipment sales                          12,500      1,407,550
                                                     ----------    -----------

      Net cash from (used in) investing activities       12,500        (34,246)
                                                     ----------    -----------

Cash flows from (used in) financing activities:
  Proceeds from notes payable                                --        997,888
  Principal payments - notes payable                   (593,511)      (710,033)
  Distributions paid                                   (247,829)      (190,638)
                                                     ----------    -----------

      Net cash from (used in) financing activities     (841,340)        97,217
                                                     ----------    -----------

Net increase in cash and cash equivalents               290,811      1,067,114

Cash and cash equivalents at beginning of period      1,832,248        455,262
                                                     ----------    -----------

Cash and cash equivalents at end of period           $2,123,059    $1,522,376
                                                     ----------    -----------
                                                     ----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $   56,728    $    81,835
                                                     ----------    -----------
                                                     ----------    -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                            AFG Investment Trust A

                      Notes to the Financial Statements
                               March 31, 1997

                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

  At March 31, 1997, the Trust had $1,930,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,348,865 are due as follows:

  For the year ending March 31, 1998    $ 3,524,872
                                1999      1,057,754
                                2000        242,318
                                2001        208,771
                                2002        179,149
                          Thereafter        136,001
                                        -----------
                                Total   $ 5,348,865
                                        -----------
                                        -----------

                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)

NOTE 4 - EQUIPMENT

  The following is a summary of equipment owned by the Trust at March 31, 1997. In the opinion of Equis Financial Group ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                                      Remaining
                                     Lease Term         Equipment
        Equipment Type                (Months)           at Cost
--------------------------            --------        ------------
Aircraft                                 9-71         $  6,814,662
Materials handling                       1-43            3,687,803
Retail store fixtures                    1-24            2,992,236
Vessels                                    11            2,399,580
Construction and mining                  1-70            1,945,484
Communications                             21            1,802,423
Computers and peripherals                1-18            1,738,961
Research and test                           6              459,282
Manufacturing                              15              442,590
Energy systems                              9              108,975
Photocopying                              1-7               28,360
                                                     -------------
                         Total equipment cost           22,420,356

                     Accumulated depreciation          (11,699,306)
                                                     -------------

   Equipment, net of accumulated depreciation         $ 10,721,050
                                                     -------------
                                                     -------------

  At March 31, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $8,721,813, representing approximately 39% of total equipment cost.

  At March 31, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $133,800 and $35,900, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. See also Note 9 - Subsequent Event.

NOTE 5 - RELATED PARTY TRANSACTIONS

  All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                         1997            1996
                                       --------       ---------
  Equipment acquisition fees                 --      $   36,109
  Equipment management fees          $   44,578          48,461
  Administrative charges                 10,134           5,250
  Reimbursable operating expenses
    due to third parties                 28,723          11,726
                                       --------       ---------
       Total                           $ 83,435       $ 101,546
                                       --------       ---------
                                       --------       ---------

                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)

  All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1997, the Trust was owed $48,939 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 1997.

NOTE 6 - NOTES PAYABLE

  Notes payable at March 31, 1997 consisted of installment notes of $3,655,800 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 9.17%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.7% at March 31, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Air aircraft. The carrying amount of notes payable approximates fair value at March 31, 1997.

  The annual maturities of the notes payable are as follows:

  For the year ending March 31, 1998    $ 2,106,594
                                1999        818,412
                                2000        111,702
                                2001        120,800
                                2002        130,639
                          Thereafter        367,653
                                        -----------
                                Total   $ 3,655,800
                                        -----------
                                        -----------

NOTE 7 - LEGAL PROCEEDINGS

  On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Trust has not experienced any material losses as a result of this action.

NOTE 8- SOLICITATION AND REGISTRATION STATEMENTS

  On October 26, 1996, the Managing Trustee, on behalf of the Trust, filed a Solicitation Statement with the Securities and Exchange Commission which was subsequently sent to the Beneficiaries pursuant to Regulation

                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)

14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought to solicit the consent of the Beneficiaries to a proposed amendment ("the Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement").

  The Amendment would (i) amend the provisions of the Trust Agreement governing the redemption of Interests to permit the Trust to offer to redeem outstanding interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee may determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee may fix. Such a security, if it were to be offered and sold, would provide the Trust with the funds to (a) implement more expansive Interest redemption opportunities for Beneficiaries without using Trust funds which may otherwise be available for current cash distributions; and (b) make a special one-time distribution to the Beneficiaries.

  Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than fifty percent in the aggregate of the Interests held by all Beneficiaries. A majority of Beneficiary Interests, representing 286,868 or 52.2% of all Beneficiary Interests, voted in favor of the Amendment; 49,019 or 8.9% of all Beneficiary Interests voted against the Amendment; and 16,104 or 2.9% of all Beneficiary Interests abstained. Approximately 64% of all Beneficiary Interests participated in the vote. Accordingly, the Amendment was adopted.

  On February 12, 1997, the Trust filed a Registration Statement on Form S-1 (which was amended on April 11, 1997 and May 9, 1997) with the Securities and Exchange Commission which covers, among other things, the creation and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). A portion of the proceeds from the offering of the Class B Interests would be used to make a one-time special cash distribution to existing Beneficiaries (the "Class A Beneficiaries") of the Trust and to enable the Trust to redeem a portion of the existing Beneficiary Interests (the "Class A Interests"). The characteristics of the Class B Interests, associated risk factors, and other matters of importance to the Beneficiaries and prospective purchasers of the Class B Interests are contained in the Registration Statement. Presently, the Registration Statement is undergoing regulatory review and has not been declared effective.

NOTE  9 - SUBSEQUENT EVENT

  On April 30, 1997, the vessel partnerships, in which the Trust and certain affiliated investment programs are limited partners and through which the Trust and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for 1,987,000 shares of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

  The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Trust sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The above-referenced Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)

  As a result of the exchange transaction and its original 33% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Trust received $435,768 in cash and is the beneficial owner of 209,694 shares of Banyan common stock and holds a beneficial interest in the Banyan Note of $462,353.

  Cash equal to the amount of the Banyan Note is being held by Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account.
If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

  In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by October 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Trust.

  The Managing Trustee believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Trust.

                            AFG Investment Trust A

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

  As an equipment leasing trust, AFG Investment Trust A ("the Trust") was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Trust will be dissolved. The Trust's operations commenced in 1992.

RESULTS OF OPERATIONS

  For the three months ended March 31, 1997, the Trust recognized lease revenue of $1,179,837, compared to $1,254,648 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 is due to the Trust's sale of its interest in a Boeing 747-SP aircraft leased to United Air Lines, Inc. (the "United Aircraft") in February 1996, as discussed below and primary lease term expirations. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

  The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  During the three months ended March 31, 1997, the Trust sold equipment having a net book value of $10,405 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,095.

  On February 5, 1996, the Trust concluded the sale of its interest in the United Aircraft to the lessee, United Air Lines, Inc., ("United"), as reported in Note 3 to the Trust's 1996 Annual Report. The Trust recognized a net loss of $458,638 in connection with this transaction, of which $311,621 was recognized as Write-Down of Equipment in 1995. The remainder of $147,017 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the three months ended March 31, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,392,779 from United for the aircraft. A portion of such sale proceeds was reinvested in other equipment in March 1996 through the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three months ended March 31, 1996, the Trust sold other equipment having a net book value of $15,821, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $1,050.

                            AFG Investment Trust A

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION

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

  The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

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

  Depreciation and amortization expense was $932,497 and $952,119 for the three month periods ended March 31, 1997 and 1996, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $43,358 or 3.7% of lease revenue in the three months ended March 31, 1997, compared to $104,957 or 8.4% of lease revenue for the same period in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

  Management fees were 3.8% and 3.9% of lease revenue during the three months ended March 31, 1997 and 1996, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 3.3% and 1.4% of lease revenue during the three months ended March 31, 1997 and 1996, respectively. The increase in operating expenses from 1996 to 1997 was due primarily to professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 8 to the accompanying financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash

                            AFG Investment Trust A

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION

inflows of $1,119,651 and $1,004,143 for the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

  The Trust's equipment is leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust's lessees will be maintained. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust's experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

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

  Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Trust expended $1,441,796 to acquire equipment. This amount reflects the acquisition of an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust's prospectus and an original equipment acquisition of $202,055. There were no equipment acquisitions during the same period in 1997. During the three months ended March 31, 1997, the Trust realized net cash proceeds of $12,500 compared to $1,407,550 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 in 1996 resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Aircraft.

  Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $247,829.
In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $224,905; the Special Beneficiary was allocated 8.25%, or $20,446; and the Managing Trustee was allocated 1%, or $2,478.

                            AFG Investment Trust A

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION

  For financial reporting purposes, the Managing Trustee and the Special Beneficiary each have accumulated a capital deficit at March 31, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss.
Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such
balances.   In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

  At March 31, 1997, the Trust had aggregate future minimum lease payments of $5,348,865 from contractual lease agreements (see Note 3 to the financial statements), of which $3,655,800 will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements).
Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

  Cash distributions paid to the Participants consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

  It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Beneficiary Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Beneficiary Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Beneficiary Interest and expects that the Trust will be able to sustain this distribution rate throughout 1997. However, the nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Participants should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

                            AFG Investment Trust A

                                  FORM 10-Q

                         PART II. FINANCIAL INFORMATION





  Item 1.                   Legal Proceedings
                            Response:

                            Refer to Note 7 to the financial statements herein.

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

                                         AFG Investment Trust A


                                By:  AFG ASIT Corporation, a Massachusetts
                                     corporation and the Managing Trustee of
                                     the Registrant.


                                By:  /s/ Michael J. Butterfield
                                   -------------------------------------------
                                     Michael J. Butterfield
                                     Treasurer AFG ASIT Corporation
                                     (Duly Authorized Officer and
                                     Principal Accounting Officer)


                                Date:    May 15, 1997
                                      ----------------------------------------


                                By:   /s/ Gary M. Romano
                                   -------------------------------------------
                                     Gary M. Romano
                                     Clerk of AFG ASIT Corporation
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)


                                Date:    May 15, 1997
                                     -----------------------------------------