Form 10-Q
period 1997-06-30
AFG INVESTMENT TRUST A
filed 1997-08-14
CIK 879494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to _________________________

                                   ----------

For Quarter Ended June 30, 1997                     Commission File No. 0-21396


                             AFG Investment Trust A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                             04-3145953
-------------------------------                  -------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)

88 Broad Street, Boston, MA                            02110
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|  No |_|

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1997 and December 31, 1996                                3

      Statement of Operations
        for the three and six months ended June 30, 1997 and 1996             4

      Statement of Cash Flows
        for the six months ended June 30, 1997 and 1996                       5

      Notes to the Financial Statements                                    6-11

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12-17

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                              18

                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                             June 30,     December 31,
                                                               1997            1996
                                                           ------------   ------------
ASSETS

Cash and cash equivalents                                  $  2,567,129   $  1,832,248

Rents receivable                                                673,384        623,237

Accounts receivable - affiliate                                 161,392         55,849

Note receivable - Banyan                                        462,353             --

Investment in Banyan                                            314,541             --

Equipment at cost, net of accumulated depreciation
  of $11,141,143 and $11,280,817 at June 30, 1997
  and December 31, 1996, respectively                         8,614,782     11,663,702

Organization costs, net of accumulated amortization
  of $5,000 and  $4,667 at June 30, 1997
  and December 31, 1996, respectively                                --            333
                                                           ------------   ------------

           Total assets                                    $ 12,793,581   $ 14,175,369
                                                           ============   ============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $  3,244,178   $  4,249,311
Accrued interest                                                 44,918         62,360
Accrued liabilities                                              15,000         23,250
Accrued liabilities - affiliate                                  30,591         38,293
Deferred rental income                                           12,123         18,721
Cash distributions payable to participants                      165,220        165,220
                                                           ------------   ------------

           Total liabilities                                  3,512,030      4,557,155
                                                           ------------   ------------

Participants' capital (deficit):
  Managing Trustee                                              (30,514)       (27,148)
  Special Beneficiary                                          (259,000)      (231,225)
  Beneficiary Interests
  (549,218 Interests; initial purchase price of $25 each)     9,571,065      9,876,587
                                                           ------------   ------------

           Total participants' capital                        9,281,551      9,618,214
                                                           ------------   ------------

           Total liabilities and participants' capital     $ 12,793,581   $ 14,175,369
                                                           ============   ============


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                               Three Months                 Six Months
                                              Ended June 30,              Ended June 30,
                                            1997         1996          1997          1996
                                        -----------   -----------   -----------   -----------
Income:

    Lease revenue                       $ 1,477,298   $ 1,173,106   $ 2,567,135   $ 2,427,754

    Interest income                          27,119        32,465        52,919        38,801

    Loss on sale/exchange of equipment     (364,901)       (1,994)     (362,806)     (150,061)
                                        -----------   -----------   -----------   -----------

      Total income                        1,139,516     1,203,577     2,257,248     2,316,494
                                        -----------   -----------   -----------   -----------

Expenses:

    Depreciation and amortization           861,524       911,392     1,794,021     1,863,511

    Interest expense                         67,229       111,740       110,587       216,697

    Equipment management fees
      - affiliate                            49,807        44,542        94,385        93,003

    Operating expenses - affiliate           60,403        40,561        99,260        57,537
                                        -----------   -----------   -----------   -----------

      Total expenses                      1,038,963     1,108,235     2,098,253     2,230,748
                                        -----------   -----------   -----------   -----------

Net income                              $   100,553   $    95,342   $   158,995   $    85,746
                                        ===========   ===========   ===========   ===========

Net income
  per Beneficiary Interest              $      0.17   $      0.16   $      0.26   $      0.14
                                        ===========   ===========   ===========   ===========

Cash distributions declared
  per Beneficiary Interest              $      0.41   $      0.32   $      0.82   $      0.63
                                        ===========   ===========   ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                               1997          1996
                                                           -----------   -----------
Cash flows from (used in) operating activities:
Net income                                                 $   158,995   $    85,746

Adjustments to reconcile net income to
    net cash from operating activities:
         Depreciation and amortization                       1,794,021     1,863,511
         Loss on sale/exchange of equipment                    362,806       150,061

Changes in assets and liabilities
    Decrease (increase) in:
         rents receivable                                      (50,147)      234,992
         accounts receivable - affiliate                      (105,543)      (44,335)
    Increase (decrease) in:
         accrued interest                                      (17,442)      (25,530)
         accrued liabilities                                    (8,250)       (9,435)
         accrued liabilities - affiliate                        (7,702)      166,421
         deferred rental income                                 (6,598)        6,262
                                                           -----------   -----------

             Net cash from operating activities              2,120,140     2,427,693
                                                           -----------   -----------

Cash flows from (used in) investing activities:
    Investment in Banyan stock                                (314,541)           --
    Note receivable - Banyan                                  (462,353)           --
    Purchase of equipment                                           --    (1,441,796)
    Proceeds from equipment sales/exchange                     892,426     1,410,292
                                                           -----------   -----------

             Net cash from (used in) investing activities      115,532       (31,504)
                                                           -----------   -----------

Cash flows from (used in) financing activities:
    Proceeds from notes payable                                     --       997,888
    Principal payments - notes payable                      (1,005,133)   (1,790,773)
    Distributions paid                                        (495,658)     (381,276)
                                                           -----------   -----------

             Net cash used in financing activities          (1,500,791)   (1,174,161)
                                                           -----------   -----------

Net increase in cash and cash equivalents                      734,881     1,222,028

Cash and cash equivalents at beginning of period             1,832,248       455,262
                                                           -----------   -----------

Cash and cash equivalents at end of period                 $ 2,567,129   $ 1,677,290
                                                           ===========   ===========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest             $   128,029   $   242,227
                                                           ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements
                                  June 30, 1997

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1997, the Trust had $2,465,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,007,459 are due as follows:

     For the year ending June 30, 1998           $ 2,632,935
                                  1999               670,253
                                  2000               235,012
                                  2001               198,897
                                  2002               179,149
                            Thereafter                91,213
                                                 -----------
                                 Total           $ 4,007,459
                                                 ===========

                             AFG Investment Trust A
                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1997. In the opinion of Equis Financial Group ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                              Remaining
                                              Lease Term             Equipment
     Equipment Type                            (Months)               at Cost
-------------------------                     ----------            ------------
Aircraft                                         6-68               $ 6,814,662
Materials handling                               1-40                 3,431,734
Retail store fixtures                            1-21                 2,992,236
Construction and mining                          1-67                 1,945,484
Communications                                     18                 1,802,423
Computers and peripherals                        1-15                 1,738,961
Research and test                                   3                   459,282
Manufacturing                                      12                   442,590
Energy systems                                      6                   108,975
Photocopying                                      1-4                    19,578
                                                                    -----------

                                            Total equipment cost     19,755,925

                                        Accumulated depreciation    (11,141,143)
                                                                    -----------
                      Equipment, net of accumulated depreciation    $ 8,614,782
                                                                    ===========

      At June 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $6,322,233, representing approximately 32% of total equipment cost.

      At June 30, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $154,000 and $37,900, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

NOTE  5 - INVESTMENT IN BANYAN

      On April 30, 1997, the vessel partnerships, in which the Trust and certain affiliated investment programs are limited partners and through which the Trust and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Trust sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on

                             AFG Investment Trust A
                        Notes to the Financial Statements

                                   (Continued)

May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

     As a result of the exchange transaction and its original 33% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Trust received $433,036 in cash and is the beneficial owner of 209,694 shares of Banyan common stock valued at $314,541 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $462,353.

     Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be repaid over three years and bear an annual interest rate of 10%.

     In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by December 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Trust.

     The Managing Trustee believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Trust.

NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                          1997      1996
                                       --------  --------

Equipment acquisition fees                   --  $ 36,109
Equipment management fees              $ 94,385    93,003
Administrative charges                   30,114    10,500
Reimbursable operating expenses
    due to third parties                 69,146    47,037
                                       --------  --------

                                Total  $193,645  $186,649
                                       ========  ========

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1997, the Trust was owed $161,392 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1997.

                             AFG Investment Trust A
                        Notes to the Financial Statements

                                   (Continued)

NOTE 7 - NOTES PAYABLE

     Notes payable at June 30, 1997 consisted of installment notes of $3,244,178 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 9.17%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.69% at June 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1997.

     The annual maturities of the notes payable are as follows:

     For the year ending June 30, 1998          $  2,061,311
                                  1999               485,400
                                  2000               113,911
                                  2001               123,188
                                  2002               133,221
                            Thereafter               327,147
                                                ------------

                                 Total          $  3,244,178
                                                ============

NOTE 8 - LEGAL PROCEEDINGS

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

     On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Trust and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the Managing Trustee of the Trust and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

                             AFG Investment Trust A
                        Notes to the Financial Statements

                                   (Continued)

     The Managing Trustee and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the Managing Trustee and EFG do not believe that any likely outcome will have a material adverse effect on the Trust. The Managing Trustee, EFG and their affiliates intend to vigorously defend against the lawsuit.

NOTE 9 - ISSUANCE OF CLASS B INTERESTS AND OFFER TO REDEEM CLASS A INTERESTS

     On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement") which would (i) amend the provisions of the Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security would be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Beneficiaries.

      Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than 50% in the aggregate of the Beneficiary Interests held by all Beneficiaries. A majority of Beneficiary Interests, representing 286,868 or 52.2% of all Beneficiary Interests, voted in favor of the Amendment; 49,019 or 8.9% of all Beneficiary Interests voted against the Amendment; and 16,104 or 2.9% of all Beneficiary Interests abstained. Approximately 64% of all Beneficiary Interests participated in the vote. Accordingly, the Trust Agreement was amended.

      On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 826,072 Class B Interests at $5.00 per interest, thereby generating $4,130,360 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 822,863 Class B Interests, generating $4,114,315 of such aggregate capital contributions.

      Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary
D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

      As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

                             AFG Investment Trust A
                        Notes to the Financial Statements

                                   (Continued)

      On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

NOTE 10- SUBSEQUENT EVENT

     On July 7, 1997, a lessee of the Trust, Montgomery Ward and Company, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. The Trust has not been officially notified by the Bankruptcy Court to date. Equipment leased to this lessee by the Trust had a cost and net book value of approximately $1,800,000 and $660,000, respectively, at the time of bankruptcy filing. Currently, the Trust is unable to make a determination as to the significance of this bankruptcy.

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Trust's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

     For the three and six months ended June 30, 1997, the Trust recognized lease revenue of $1,477,298 and $2,567,135, respectively, compared to $1,173,106 and $2,427,754 for the same periods in 1996. The increase in lease revenue from 1996 to 1997 reflects the receipt in 1997 of prepaid contractual rental obligations of $432,604 associated with the sale of its interest in a vessel (see discussion below). Partially offsetting this increase were revenue reductions due to the expiration of primary lease terms and the sale of equipment. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     During the three and six months ended June 30, 1997, the Trust sold or exchanged equipment having a net book value of $1,244,327 and $1,255,232, respectively, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $364,901 and $362,806, respectively. The equipment transactions included the Trust's interest in a vessel with an original cost and net book value of $2,399,580 and $1,185,726, respectively. In connection with this transaction, the Trust realized proceeds of $777,326, which

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

resulted in a net loss, for financial statement purposes, of $408,400. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Trust received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

      On April 30, 1997, the vessel partnerships, in which the Trust and certain affiliated investment programs are limited partners and through which the Trust and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Trust sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

     As a result of the exchange transaction and its original 33% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Trust received $433,036 in cash and is the beneficial owner of 209,694 shares of Banyan common stock valued at $314,541 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $462,353.

     Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be repaid over three years and bear an annual interest rate of 10%.

     The Managing Trustee believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Trust.

     On February 5, 1996, the Trust concluded the sale of its interest in the United Aircraft to the lessee, United Air Lines, Inc., ("United"), as reported in Note 3 to the Trust's 1996 Annual Report. The Trust recognized a net loss of $458,638 in connection with this transaction, of which $311,621 was recognized as Write-Down of Equipment in 1995. The remainder of $147,017 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the six months ended June 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,392,779 from United for the aircraft. A portion of such sale proceeds was reinvested in other equipment in March 1996 through the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and six months ended June 30, 1996, the Trust sold other equipment having

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

a net book value of $4,736 and $20,557, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $1,994 and $3,044, respectively.

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

     Depreciation and amortization expense was $861,524 and $1,794,021 for the three and six months ended June 30, 1997, respectively, compared to $911,392 and $1,863,511 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $67,229 and $110,587 or 4.6% and 4.3% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $111,740 and $216,697 or 9.5% and 8.9% of lease revenue for the same periods in 1996. Interest expense is expected to decrease in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 3.4% and 3.7% of lease revenue for the three and six month periods ended June 30, 1997 compared to 3.8% of lease revenue for each of the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 4.1% and 3.9% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 3.5% and 2.4% of lease revenue for the same periods in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 9 to the accompanying financial statements and an increase in administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,120,140 and $2,427,693 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Trust realized net cash proceeds of $892,426, including proceeds from the exchange transaction, compared to $1,410,292 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the six months ended June 30, 1996, the Trust expended $1,441,796 to acquire equipment. This amount reflects the acquisition of an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust's prospectus and an original equipment acquisition of $202,055. There were no equipment acquisitions during the same period in 1997.

     As a result of the exchange transaction (see Results of Operations) the Trust became the beneficial owner of 209,694 shares of Banyan common stock valued at $314,541 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $462,353.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Aircraft.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $495,658. In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $449,810; the Special Beneficiary was allocated 8.25%, or $40,892; and the Managing Trustee was allocated 1%, or $4,956.

     For financial reporting purposes, the Managing Trustee and the Special Beneficiary each have accumulated a capital deficit at June 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

     At June 30, 1997, the Trust had aggregate future minimum lease payments of $4,007,459 from contractual lease agreements (see Note 3 to the financial statements), of which $3,244,178 will be used to amortize the principal balance of notes payable (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

      On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 826,072 Class B Interests at $5.00 per interest, thereby generating $4,130,360 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 822,863 Class B Interests, generating $4,114,315 of such aggregate capital contributions.

      As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

      On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

                             AFG Investment Trust A

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

        Item 1.              Legal Proceedings
                             Response:

                             Refer to Note 8 to the financial statements herein.

        Item 2.              Changes in Securities
                             Response:

                             On July 18, 1997, the Trust issued 826,072 Class B Interests at $5.00 per interest, generating $4,130,360 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 822,863 Class B Interests, generating $4,114,315 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See
                             Note 9 to the accompanying financial statements.)

                             The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her. Equis II Corporation has voting control of the Trust through its ownership of its Class B Interests.

                             Future cash distributions with respect to the Class B Interests will be subordinate to certain distributions with respect to the Class A Interests.

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



                             AFG Investment Trust A


                     By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                     By:      /s/  Michael J. Butterfield
                              ---------------------------------
                              Michael J. Butterfield
                              Treasurer of AFG ASIT Corporation
                              (Duly Authorized Officer and
                              Principal Accounting Officer)


                     Date:    August 14, 1997



                     By:      /s/  Gary M. Romano
                              ---------------------------------
                              Gary M. Romano
                              Clerk of AFG ASIT Corporation
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                     Date:    August 14, 1997