Form 10-Q
period 1997-09-30
AFG INVESTMENT TRUST A
filed 1997-11-14
CIK 879494

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                                ---------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------     --------------------

                              ------------------------

For Quarter Ended September 30, 1997               Commission File No. 0-21396


                             AFG Investment Trust A
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                         04-3145953
-------------------------------                  -------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)


88 Broad Street, Boston, MA                       02110
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code  (617) 854-5800
                                                           -------------------

-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X      No
                                               ------     ------

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

    Yes          No
       -------      --------

                             AFG Investment Trust A

                                   FORM 10-Q

                                     INDEX


                                                                                                      Page
                                                                                                    --------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position
       at September 30, 1997 and December 31, 1996........................................................3

    Statement of Operations
       for the three and nine months ended September 30, 1997 and 1996....................................4

    Statement of Cash Flows
       for the nine months ended September 30, 1997 and 1996..............................................5

    Notes to the Financial Statements..................................................................6-11


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................................................12-17

PART II. OTHER INFORMATION:

  Items 1-6..............................................................................................18



                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1997 and December 31, 1996

                                  (Unaudited)

                                                                                     September 30,  December 31,
                                                                                         1997           1996
                                                                                     -------------  -------------

ASSETS

Cash and cash equivalents..........................................................   $ 2,812,273    $ 1,832,248
Restricted cash....................................................................     3,280,693             --
Rents receivable...................................................................       536,577        623,237
Accounts receivable--affiliate.....................................................       173,170         55,849
Note receivable--Banyan............................................................       462,353             --
Investment in Banyan...............................................................       314,541             --
Equipment at cost, net of accumulated depreciation of $11,723,782
  and $11,280,817 at September 30, 1997 and December 31, 1996, respectively........     7,780,141     11,663,702
Organization costs, net of accumulated amortization of $5,000
  and $4,667 at September 30, 1997 and December 31, 1996, respectively.............            --          333
                                                                                      -----------    -----------

    Total assets...................................................................   $15,359,748    $14,175,369
                                                                                      -----------    -----------
                                                                                      -----------    -----------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable......................................................................   $ 2,756,322    $ 4,249,311
Accrued interest...................................................................        34,990         62,360
Accrued liabilities................................................................        22,500         23,250
Accrued liabilities--affiliate.....................................................        44,577         38,293
Deferred rental income.............................................................        11,548         18,721
Cash distributions payable to participants.........................................       195,306        165,220
                                                                                      -----------    -----------

    Total liabilities..............................................................     3,065,243      4,557,155
                                                                                      -----------    -----------
                                                                                      -----------    -----------

Participants' capital (deficit):

  Managing Trustee.................................................................       (33,364)       (27,148)
  Special Beneficiary..............................................................      (280,902)      (231,225)
  Class A Beneficiary Interests (549,218 Interests;
    initial purchase price of $25 each)............................................     8,630,426      9,876,587
  Class B Beneficiary Interests (826,072 Interests;
    initial purchase price of $5 each).............................................     3,978,345             --
                                                                                      -----------    -----------
    Total participants' capital....................................................    12,294,505      9,618,214
                                                                                      -----------    -----------

    Total liabilities and participants' capital....................................   $15,359,748    $14,175,369
                                                                                      -----------    -----------
                                                                                     -------------  -------------

                The accompanying notes are an integral part
                      of these financial statements.

                             AFG Investment Trust A

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                     Three Months                Nine Months
                                                 Ended September 30,         Ended September 30,
                                                ----------------------    -----------------------
                                                  1997         1996         1997          1996
                                                ---------    ---------    ---------     ---------

Income:

  Lease revenue...............................  $1,010,273    $1,204,560    $3,577,408    $3,632,314

  Interest income.............................      69,609        22,647       122,528        61,448

  Gain (loss) on sale/exchange of equipment...      48,274        (3,362)     (314,532)     (153,423)
                                                ----------    ----------    ----------    ----------

     Total income.............................   1,128,156     1,223,845     3,385,404     3,540,339
                                                ----------    ----------    ----------    ----------

Expenses:

  Depreciation and amortization...............     823,115       885,534     2,617,136     2,749,045

  Interest expense............................      48,066        84,429       158,653       301,126

  Equipment management fees--affiliate........      44,045        46,024       138,430       139,027

  Operating expenses--affiliate...............     130,518        30,102       229,778        87,639
                                                ----------    ----------    ----------    ----------

       Total expenses.........................   1,045,744     1,046,089     3,143,997     3,276,837
                                                 ----------    ----------    ----------    ----------
Net income....................................  $   82,412    $  177,756    $  241,407    $  263,502
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------

Net income
  per Class A Beneficiary Interest............  $       --    $     0.29    $     0.26    $     0.44
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------

  per Class B Beneficiary Interest............  $       --    $       --    $       --    $       --
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------

Cash distributions declared
  per Class A Beneficiary Interest............  $     1.71    $     0.38    $     2.53    $     1.01
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------

  per Class B Beneficiary Interest............  $     0.13    $       --    $     0.13    $       --
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------

              The accompanying notes are an integral part of
                         these financial statements.

                             AFG Investment Trust A

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                                             1997         1996
                                                                                         -----------   -----------

Cash flows from (used in) operating activities:

Net income.............................................................................   $  241,407   $   263,502

Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization........................................................    2,617,136     2,749,045
  Loss on sale/exchange of equipment...................................................      314,532       153,423

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable...................................................................       86,660        40,011
    accounts receivable--affiliate.....................................................     (117,321)       26,739
  Increase (decrease) in:
    accrued interest...................................................................      (27,370)      (23,176)
    accrued liabilities................................................................         (750)       (3,185)
    accrued liabilities--affiliate.....................................................        6,284        12,073
    deferred rental income.............................................................       (7,173)         (869)
                                                                                          ----------   -----------
      Net cash from operating activities...............................................    3,113,405     3,217,563
                                                                                          ----------   -----------
Cash flows from (used in) investing activities:
  Investment in Banyan stock...........................................................     (314,541)           --
  Note receivable--Banyan..............................................................     (462,353)           --
  Purchase of equipment................................................................           --    (1,441,796)
  Proceeds from equipment sales........................................................      952,226     1,417,927
                                                                                         -----------   -----------
      Net cash from (used in) investing activities.....................................      175,332       (23,869)
                                                                                         -----------   -----------
Cash flows from (used in) financing activities:
  Proceeds from capital contributions..................................................    4,130,360            --
  Payment of offering costs............................................................      (41,304)           --
  Proceeds from notes payable..........................................................           --       997,888
  Principal payments--notes payable....................................................   (1,492,989)   (2,338,385)
  Distributions paid...................................................................   (1,624,086)     (571,912)
                                                                                         -----------   -----------
Net cash from (used in) financing activities...........................................      971,981    (1,912,409)
                                                                                         -----------   ------------
Net increase in cash and cash equivalents and restricted cash..........................    4,260,718     1,281,285

Cash and cash equivalents at beginning of period.......................................    1,832,248       455,262
                                                                                         -----------   -----------
Cash and cash equivalents and restricted cash at end of period.........................  $ 6,092,966   $ 1,736,547
                                                                                         -----------   -----------
                                                                                         -----------   -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest..............................................  $   186,023   $   324,302
                                                                                         -----------   -----------
                                                                                         -----------   -----------

                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust A

                       Notes to the Financial Statements
                               September 30, 1997

                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Trust had $5,985,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,311,369 are due as follows:

For the year ending September 30, 1998..........  $2,117,491
                                  1999..........     522,031
                                  2000..........     257,249
                                  2001..........     189,023
                                  2002..........     179,149
                            Thereafter..........      46,426
                                                  ----------
                                 Total..........  $3,311,369
                                                  ----------
                                                  ----------

                             AFG Investment Trust A

                      Notes to the Financial Statements

                                   (Continued)


NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Trust at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                            Remaining
                                                            Lease Term        Equipment
Equipment Type                                                (Months)         at Cost
--------------                                             -------------   -------------
Aircraft............................................              3-63     $  6,814,662
Materials handling..................................              0-36        3,378,952
Retail store fixtures...............................              0-18        2,992,236
Construction and mining.............................              0-63        1,945,484
Communications......................................                15        1,802,423
Computers and peripherals...........................              0-62        1,539,743
Research and test...................................                 0          459,282
Manufacturing.......................................                 9          442,590
Energy systems......................................                 3          108,975
Photocopying........................................               0-1           19,576
                                                                           ------------
                                                  Total equipment cost       19,503,923

                                              Accumulated depreciation      (11,723,782)
                                                                           ------------

                            Equipment, net of accumulated depreciation     $  7,780,141
                                                                           ------------
                                                                           ------------

    At September 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $6,322,233, representing approximately 32% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $74,500 and $15,400, respectively, at September 30, 1997. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--INVESTMENT IN BANYAN

    On April 30, 1997, the vessel partnerships, in which the Trust and certain affiliated investment programs are limited partners and through which the Trust and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

                         AFG Investment Trust A

                 Notes to the Financial Statements

                               (Continued)

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share distribution to be paid on all shares, including those beneficially owned by the Trust. A distribution of $41,939 is scheduled to be paid to the Trust on or before November 15, 1997.

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

NOTE 6--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                    1997        1996
                                                                 ----------  ----------

Reimbursement of offering costs................................   $ 41,304    $     --
Equipment acquisition fees.....................................         --      36,109
Equipment management fees......................................    138,430     139,027
Administrative charges.........................................     51,736      15,750
Reimbursable operating expenses
 due to third parties..........................................    178,042      71,889
                                                                  --------    --------
     Total.....................................................   $409,512    $262,775
                                                                  --------    --------
                                                                  --------    --------

                         AFG Investment Trust A

                 Notes to the Financial Statements

                               (Continued)

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1997, the Trust was owed $173,170 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1997.

NOTE 7--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes of $2,756,322 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 9.17%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at September 30, 1997) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft of $282,421. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the notes payable are as follows:

For the year ending September 30, 1998..........  $1,759,603
                                  1999..........     325,386
                                  2000..........     116,162
                                  2001..........     125,623
                                  2002..........     135,855
                            Thereafter..........     293,693
                                                  ----------
                                 Total..........  $2,756,322
                                                  ----------
                                                  ----------

NOTE 8--PROFIT AND LOSS ALLOCATION AND DISTRIBUTION OF DISTRIBUTABLE CASH

    Effective for the third quarter of 1997, the allocation of net income or loss, for financial statement purposes, and distributions of distributable cash are made to each Participant in accordance with the Trust Agreement, as Amended (see Note 10).

NOTE 9--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint

                        AFG Investment Trust A

                 Notes to the Financial Statements

                               (Continued)


alleging a further default by National Steel under the MLA and EFG recently filed a request for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for a hearing on EFG's motion in December 1997. The Trust has not experienced any material losses as a result of this action.

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

    On July 7, 1997, a lessee of the Trust, Montgomery Ward and Company, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. The Trust has filed an appearance of counsel in the Bankruptcy Court process. Equipment leased to this lessee by the Trust had a cost and net book value of approximately $1,800,000 and $570,000, respectively, at September 30, 1997. The Trust, through counsel, has had preliminary discussions with the counsel to the lessee to determine the intentions of the lessee regarding the lease. Due to the preliminary nature of the discussions, at this time the Trust is unable to determine the impact of this bankruptcy proceeding.

NOTE 10--ISSUANCE OF CLASS B INTERESTS

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

                           AFG Investment Trust A

                    Notes to the Financial Statements

                                  (Continued)

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

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution of approximately $1.47 per Class A Beneficiary Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $808,363, to the Class A Beneficiaries on August 15, 1997.

NOTE 11--OFFER TO REDEEM CLASS A INTERESTS

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $620,011 of the net proceeds realized from the offering of the Class B Interests to purchase 65,402 of the Class A Beneficiary Interests tendered as a result of the offer.

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

Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

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

Results of Operations

   For the three and nine months ended September 30, 1997, the Trust recognized lease revenue of $1,010,273 and $3,577,408, respectively, compared to $1,204,560 and $3,632,314 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 resulted principally from primary lease term expirations and the sale of equipment. Partially offsetting this decrease was the receipt in 1997 of prepaid contractual rental obligations of $432,604 associated with the sale of its interest in a vessel (see discussion below). Over time, the level of lease revenue will continue to decline due to the expiration of the Trust's primary lease term agreements and the sale of equipment. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

   During the three months ended September 30, 1997, the Trust sold equipment having a net book value of $11,526 to existing lessees and third parties. These transactions resulted in a net gain, for financial statement purposes, of $48,274. During the nine months ended September 30, 1997, the Trust sold or exchanged equipment having a net book value of $1,266,758 to existing lessees and third parties. These sales resulted in a

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART I.  FINANCIAL INFORMATION

net loss for financial statement purposes of $314,532. The equipment transactions during the nine months ended September 30, 1997 included the Trust's interest in a vessel with an original cost and net book value of $2,399,580 and $1,185,726, respectively. In connection with this transaction, the Trust realized proceeds of $777,326, which resulted in a net loss, for financial statement purposes, of $408,400. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Trust received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

   On April 30, 1997, the vessel partnerships, in which the Trust and certain affiliated investment programs are limited partners and through which the Trust and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

   Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share distribution to be paid on all shares, including those beneficially owned by the Trust. A dividend of $41,939 is scheduled to be paid to the Trust on or before November 15, 1997.

      The Managing Trustee believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Trust.

   On February 5, 1996, the Trust concluded the sale of its interest in the United Aircraft to the lessee, United Air Lines, Inc., ("United"), as reported in Note 3 to the Trust's 1996 Annual Report. The Trust recognized a net loss of

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART I.  FINANCIAL INFORMATION

$458,638 in connection with this transaction, of which $311,621 was recognized as Write-Down of Equipment in 1995. The remainder of $147,017 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the nine months ended September 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,392,779 from United for the aircraft. A portion of such sale proceeds was reinvested in other equipment in March 1996 through the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and nine months ended September 30, 1996, the Trust sold other equipment having a net book value of $10,997 and $31,554, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $3,362 and $6,406, respectively.

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

   Depreciation and amortization expense was $823,115 and $2,617,136 for the three and nine months ended September 30, 1997, respectively, compared to $885,534 and $2,749,045 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $48,066 and $158,653 or 4.8% and 4.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $84,429 and $301,126 or 7% and 8.3% of lease revenue for the same periods in 1996. Interest expense is expected to continue to decrease in amount as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were 4.4% and 3.9% of lease revenue for the three and nine months ended September 30, 1997 compared to 3.8% of lease revenue for each of the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART I.  FINANCIAL INFORMATION

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 12.9% and 6.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 2.5% and 2.4% of lease revenue for the same periods in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to costs incurred in connection with the Solicitation and Registration Statements described in Note 10 to the accompanying financial statements and increases in administrative charges and professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,113,405 and $3,217,563 for the nine months ended September 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

   Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Trust realized net cash proceeds of $952,226, including proceeds from the exchange transaction, compared to $1,417,927 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Trust expended $1,441,796 to acquire equipment.
 This amount reflects the acquisition of an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust Agreement and an original equipment acquisition of $202,055. There were no equipment acquisitions during the same period in 1997.

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART I.  FINANCIAL INFORMATION

   As a result of the exchange transaction (see Results of Operations) the Trust became the beneficial owner of 209,694 shares of Banyan common stock valued at $314,541 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $462,353.

   The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 in 1996 resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Aircraft. In addition, the Managing Trustee expects to use a portion of the Trust's available cash to retire certain indebtedness.

   For financial reporting purposes, the Managing Trustee and the Special Beneficiary each have accumulated a capital deficit at September 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. For income tax purposes, income is allocated first to those Participants having negative tax capital account balances so
as to eliminate any such balances.   In accordance with the Trust Agreement,
upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement
exists with respect to the Special Beneficiary.   At December 31, 1996, the
Managing Trustee had a positive tax capital account balance.

   At September 30, 1997, the Trust had aggregate future minimum lease payments of $3,311,369 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

   On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 826,072 Class B Interests at $5.00 per interest, thereby generating $4,130,360 in aggregate Class B capital

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART I.  FINANCIAL INFORMATION

contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 822,863 Class B Interests, generating $4,114,315 of such aggregate capital contributions. The Trust incurred costs in the amount of $41,304 in connection with this offering.

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

   As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution of approximately $1.47 per Class A Beneficiary Interest, aggregating $808,363, to Class A Beneficiaries on August 15, 1997.

   On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $620,011 of the net proceeds realized from the offering of the Class B Interests to purchase 65,402 of the Class A Beneficiary Interests tendered as a result of the offer.

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

   It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Beneficiary Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Beneficiary Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Beneficiary Interest and expects that the Trust will be able to sustain this distribution rate throughout 1997. For the Class B Beneficiaries, the Managing Trustee established an annualized distribution of $0.66 per Class B Beneficiary Interest commencing in August 1997. The Managing Trustee expects to maintain this distribution throughout 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions to Class A Interests.

   The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it
                                      17

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART I.  FINANCIAL INFORMATION

more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Beneficiaries should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

   Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,654,172. In accordance with the Trust Agreement, as Amended, the Beneficiaries were allocated 90.75% of these distributions, or $1,501,160 ($1,390,449 to Class A Beneficiaries, inclusive of the special cash distribution, and $110,711 to Class B Beneficiaries); the Special Beneficiary was allocated 8.25%, or $136,470; and the Managing Trustee was allocated 1%, or $16,542.

                                AFG Investment Trust A

                                      FORM 10-Q

                             PART II.  OTHER INFORMATION



   Item 1.              Legal Proceedings
                        Response:

                        Refer to Note 9 to the financial statements herein.

   Item 2.              Changes in Securities
                        Response:

                        On July 18, 1997, the Trust issued 826,072 Class B Interests at $5.00 per interest, generating $4,130,360 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 822,863 Class B Interests, generating $4,114,315 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See
                        Note 10 to the accompanying financial statements.)

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


                                AFG Investment Trust A


                   By:   AFG ASIT Corporation, a Massachusetts
                         corporation and the Managing Trustee of
                         the Registrant.


                   By:   /s/ Michael J. Butterfield
                         --------------------------------------
                         Michael J. Butterfield
                         Treasurer of AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                 Date:   November 14, 1997
                         ----------------------------------------

                   By:   /s/ Gary M. Romano
                         ----------------------------------------
                         Gary M. Romano
                         Clerk of AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                 Date:   November 14, 1997
                         -----------------------------------------