Form 10-K
period 1997-12-31
AFG INVESTMENT TRUST A
filed 1998-03-31
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1997
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to -------------------------

Commission file number          0-21396
--------------------------------------------------------------------------------
                             AFG Investment Trust A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                        04-3145953
---------------------------------------         --------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)

88 Broad St., Sixth Floor, Boston, MA            02110
--------------------------------------          --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act  NONE
                                                          ----------------------

           Title of each class         Name of each exchange on which registered

-----------------------------------   ------------------------------------------
-----------------------------------   ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   549,218 Class A Trust Beneficiary Interests
--------------------------------------------------------------------------------
                                (Title of class)
                   826,072 Class B Trust Beneficiary Interests
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    XX          No
                                               -------           -------

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)
                             AFG Investment Trust A

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
                                     PART I

Item 1.           Business                                                                                               3

Item 2.           Properties                                                                                             5

Item 3.           Legal Proceedings                                                                                      5

Item 4.           Submission of Matters to a Vote of Security Holders                                                    5


                                     PART II

Item 5.           Market for the Trust's Securities and Related Security Holder Matters                                  6

Item 6.           Selected Financial Data                                                                                7

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                             7

Item 8.           Financial Statements and Supplementary Data                                                            8

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                             8

                                    PART III

Item 10.          Directors and Executive Officers of the Trust                                                          9

Item 11.          Executive Compensation                                                                                11

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                        11

Item 13.          Certain Relationships and Related Transactions                                                        12

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    15-16

PART I

ITEM 1.  BUSINESS.

     (a)  General Development of Business

      AFG Investment Trust A (the "Trust") was organized as a Delaware business trust in accordance with the Delaware Business Trust Act on February 26, 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership, ("EFG" or the "Advisor") and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 549,218 Beneficiary Interests (hereinafter referred to as Class A Interests) at a subscription price of $25.00 each ($13,730,450 in total) to 645 investors on May 29, 1992. On July 18, 1997, the Trust issued 826,072 Class B Interests at $5.00 each ($4,130,360 in total), of which (i) 822,863 interests are held by Equis II Corporation, an affiliate of EFG, and (ii) 3,209 interests are held by 7 Class A investors. The Trust repurchased 65,402 Class A Interests on October 10, 1997. Accordingly, there are 483,816 Class A Interests currently outstanding.

      The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation, and one Special Beneficiary, EFG. AFG ASIT Corporation is a wholly-owned subsidiary of Equis II Corporation and an affiliate of EFG. Class A Interests and Class B Interests basically have identical voting rights and, therefore, Equis II Corporation has control over the Trust on all matters on which the Beneficiaries may vote. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Second Amended and Restated Declaration of Trust (the "Trust Agreement").

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

      The Closing Date of the offering of Class A Beneficiary Interests was May 29, 1992. Significant operations commenced coincident with the Trust's initial purchase of equipment and associated lease commitments on May 29, 1992. The acquisition of the equipment and its associated leases is described in detail in
Note 3 to the financial statements included in Item 14, herein. The Trust is expected to terminate by December 31 of the eleventh year following its Closing Date, or December 31, 2003; however, the Trust is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the future business operations of the Trust. See Note 8 to the accompanying financial statements.

      The Trust has no employees; however, it entered into an Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement, Item 13 herein, and in Note 5 to the financial statements included in Item 14, herein.

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

      The Trust Agreement provided for the reinvestment of Cash From Sales or Refinancings in additional equipment until May 1996, a period of four years following Closing (see Note 11 to the financial statements included in Item 14 herein). Upon the expiration of each primary lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. Over time, the Trust will begin to liquidate its portfolio of equipment.

      Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 2 to the financial statements in the 1997 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

      Default by a lessee under a lease agreement may cause equipment to be returned to the Trust at a time when the Managing Trustee or the Advisor is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues and weaken the Trust's ability to repay related indebtedness.

      EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Trust and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

      In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Trust and the Other Investment Programs and to continue managing all assets owned by the Trust and the Other Investment Programs.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

ITEM 2.  PROPERTIES.

      Incorporated herein by reference to Note 3 to the financial statements in the 1997 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS.

      Incorporated herein by reference to Note 8 to the financial statements in the 1997 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5.  MARKET FOR THE TRUST'S SECURITIES AND RELATED SECURITY HOLDER MATTERS.

     (a) Market Information

      There is no public market for the resale of the Interests and it is not anticipated that a public market for resale of the Interests will develop.

     (b) Approximate Number of Security Holders

      At December 31, 1997, there were 562 record holders (554 Class A Interests and 8 Class B Interests in the Trust).

     (c) Dividend History and Restrictions

      In addition to the Managing Trustee and the Special Beneficiary, the Trust has Class A and Class B Beneficiaries. Pursuant to Article VIII of the Trust Agreement, the Trust's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings (each as defined below) are determined and distributed to the Trust's Participants monthly. Each monthly distribution may vary in amount. Notwithstanding the foregoing, the Managing Trustee may, in its sole discretion, restrict or suspend distributions if it believes such action to be in the best interests of the Trust. Each distribution shall be made 90.75% to the Class A and Class B Beneficiaries, 8.25% to the Special Beneficiary, and 1% to the Managing Trustee. Currently, there are no restrictions that materially limit the Trust's ability to make distributions or that the Trust believes are likely to materially limit future distributions. The Trust expects to continue to make distributions on a monthly basis.

      Distributions, prior to Class B Payout (defined below), are allocated to the Class A and Class B Beneficiaries as follows: first, 100% to the Class A Beneficiaries up to $0.41 per Class A Interest; second, 100% to the Class B Beneficiaries up to $0.164 per Class B Interest, reduced by the Class B Distribution Reduction Factor (defined later herein); third, 100% to the Class A Beneficiaries up to an additional $0.215 per Class A Interest; and fourth, until Class B Payout has been attained, 80% to the Class B Beneficiaries and 20% to the Class A Beneficiaries. After Class B Payout, all further distributions will be made to the Class A Beneficiaries and the Class B Beneficiaries in amounts so that each Class A Beneficiary receives, with respect to each Class A Interest, an amount equal to 400%, divided by the difference between 100% and the Class B Distribution Reduction Factor, of the amount so distributed with respect to each Class B Interest. The Class B Distribution Reduction Factor means the percentage determined as a fraction, the numerator of which is the aggregate amount of any cash distributions paid to the Class B Beneficiaries as a return of their original capital contributions (on a per Class B Subordinated Interest basis), discounted at 8% per annum (commencing August 1, 1997, the first day of the month following the Class B Closing) and the denominator of which is $5.00.

      Distributions in 1997 and 1996 were as follows:

                                                              Managing                  Special
                                          Total                Trustee                Beneficiary            Beneficiaries
                                    ---------------       ---------------          ---------------         ---------------
Total 1997 distributions

           Class A Interests        $     1,750,493       $         9,421          $        77,726         $     1,663,346
           Class B Interests                271,280                 2,713                   22,381                 246,186

Total 1996 distributions
           Class A Interests                857,869                 8,579                   70,774                 778,516
                                    ---------------       ---------------          ---------------         ---------------

                                    $     2,879,642       $        20,713          $       170,881         $     2,688,048
                                    ===============       ===============          ===============         ===============

      Distributions payable were $195,306 and $165,220 at December 31, 1997 and 1996, respectively.

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

      Class A Payout means the first time when the aggregate amount of all distributions actually made to the Class A Beneficiaries equals $25 per Class A Interest (minus all uninvested capital contributions returned to the Class A Beneficiaries) plus a cumulative annual distribution of 10% compounded quarterly and calculated beginning with the last day of the month of the Trust's initial Class A Closing.

      Class B Payout means the first time when the aggregate amount of all distributions actually made to the Class B Beneficiaries equals $5 per Class B Interest plus a cumulative annual return of 8% per annum compounded quarterly with respect to capital contributions returned to them as a Class B Capital Distribution and 10% per annum, compounded quarterly, with respect to the balance of their capital contributions and calculated beginning August 1, 1997, the first day of the month following the Class B Closing.

      Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") must be distributed within 45 days after the completion of each calendar month. Each Distribution is described in a statement sent to the Beneficiaries.

ITEM 6. SELECTED FINANCIAL DATA.

      Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Incorporated herein by reference to the financial statements and supplementary data included in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.

     (a-b) Identification of Directors and Executive Officers

      The Trust has no Directors or Officers. As indicated in Item 1 of this report, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 15, 1998 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS
OF THE MANAGING TRUSTEE (See Item 13)

                Name                                            Title                             Age             Term
---------------------------------          ---------------------------------------------         -----        -----------
Geoffrey A. MacDonald                      Chairman and a member of the                                          Until a
                                           Executive Committee of EFG                                           successor
                                           and President and a Director                                          is duly
                                           of the Managing Trustee                                 49            elected
                                                                                                                   and
Gary D. Engle                              President and Chief Executive Officer                                qualified
                                           and member of the Executive
                                           Committee of EFG and a Director
                                           of the Managing Trustee                                 49

Gary M. Romano                             Executive Vice President and Chief
                                           Operating Officer of EFG and
                                           Clerk of the Managing Trustee                           38

Michael J. Butterfield                     Vice President, Finance and Treasurer
                                           of EFG and Treasurer of the
                                           Managing Trustee                                        38

James A. Coyne                             Executive Vice President of EFG and
                                           Vice President of the Managing Trustee                  37

James F. Livesey                           Vice President, Aircraft and Vessels
                                           of EFG                                                  48

Sandra L. Simonsen                         Senior Vice President, Information Systems
                                           of EFG                                                  47

Gail D. Ofgant                             Vice President, Lease Operations
                                           of EFG                                                  32

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

     No family relationship exists among any of the foregoing Directors or Executive Officers.

     (e) Business Experience

      Mr. MacDonald, age 49, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the Managing Trustee. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

      Mr. Engle, age 49, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates and a Director of the Managing Trustee. Mr. Engle owns a controlling interest in and is President of Equis II Corporation and is a limited partner in ONC. Mr. Engle is also Chairman, Chief Executive Officer and a member of the Board of Directors of Semele Group, Inc. ("Semele"). On December 16, 1994, Mr. Engle acquired control of the Managing Trustee, EFG and each of EFG's subsidiaries. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

      Mr. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the Managing Trustee. Mr. Romano is also Secretary of Equis II Corporation and Vice President and Chief Financial Officer of Semele. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

      Mr. Butterfield, age 38, joined EFG in June 1992 and was appointed Vice President, Finance and Treasurer of EFG and certain affiliates in April 1996, and is Treasurer of the Managing Trustee, Equis II Corporation and Semele. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

      Mr. Coyne, age 37, is Executive Vice President of EFG and Vice President of the Managing Trustee and Equis II Corporation. Mr. Coyne is President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne is also a stockholder of Equis II Corporation and a limited partner in ONC. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. Mr. Coyne was appointed Executive Vice President of EFG in September 1997. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

      Mr. Livesey, age 48, is Vice President, Aircraft and Vessels. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

      Ms. Simonsen, age 47, joined EFG in February 1990. She became Senior Vice President, Information Systems in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

      Ms. Ofgant, age 32, joined EFG in July 1989, and is currently Vice President, Lease Operations. Ms. Ofgant held the position of Manager, Lease Operations at EFG through March, 1996. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS Degree in Finance from Providence College.

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

     (b) Compensation Pursuant to Plans

     None.

     (c) Other Compensation

      Although the Trust has no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Trust Agreement, the Trust incurs a monthly charge for personnel costs of EFG for persons engaged in providing administrative services to the Trust. A description of the remuneration paid by the Trust to the Managing Trustee and its Affiliates for such services is included in Item 13 of this report and in Note 5 to the financial statements included in Item 14 herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      By virtue of its organization as a trust, the Trust has no outstanding securities possessing traditional voting rights. However, as provided in Section 11.2(a) of the Trust Agreement (subject to Section 11.2(b)), a majority interest of the Beneficiaries have voting rights with respect to:

     1.  Amendment of the Trust Agreement;

     2.  Termination of the Trust;

     3.  Removal of the Managing Trustee; and

     4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Trust (except in the orderly liquidation of the Trust upon its termination and dissolution).

      As of March 1, 1998, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:

                                               Name and                        Amount               Percent
              Title                           Address of                    of Beneficial             of
            of Class                       Beneficial Owner                   Ownership              Class
------------------------------   ----------------------------------   ------------------------    ----------
     Interests Representing              Equis II Corporation
       Class B Beneficiary                  88 Broad Street               822,863 Interests         99.61%
                                           Boston, MA 02110

      No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 483,816 outstanding Class A Interests as of March 1, 1998.

      Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle (see Item 10 and Item 13 of this report).

      The ownership and organization of EFG is described in Item 1 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

     (a) Transactions with Management and Others

      All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1997, 1996 and 1995, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                      1997             1996             1995
                                  ------------     ------------     -----------
Equipment acquisition fees        $         --     $     36,673     $     47,131
Equipment management fees              178,159          186,001          201,373
Offering costs                          41,304               --               --
Administrative charges                  68,806           40,533           21,000
Reimbursable operating expenses
   due to third parties                222,494           97,206           90,979
                                  ------------     ------------     ------------

                     Total        $    510,763     $    360,413     $    360,483
                                  ============     ============     ============

      EFG and its Affiliates were reimbursed for their out-of-pocket offering costs incurred on behalf of the Trust in an amount equal to 1% of the gross proceeds of the four trusts which sold Class B Interests, pursuant to the Registration Statement on Form S-1. The amount of reimbursement made by the Trust was prorated in proportion to the number of Beneficiary Interests sold in the Trust.

      As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG is compensated by an amount equal to .28% of Asset Base Price paid by the Trust. For acquisition services resulting from reinvestment, EFG is compensated by an amount equal to 3% of Equipment Base Price paid by the Trust. For management services, EFG is compensated by an amount equal to the lesser of (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust or (ii) fees which the Managing Trustee reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Trust Agreement (see Note 11 to the financial statements included in Item 14 herein concerning proposed changes to the fees paid to EFG and its affiliates). Compensation to EFG for services connected to the remarketing of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Trust Agreement.

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

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 1997, the Trust was owed $305,209 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 1998.

      During 1997, the Trust and certain affiliated investment programs sponsored by EFG exchanged their ownership interests in certain vessels for aggregate consideration of $11,565,375. The Trust's share of such consideration was $1,209,930, consisting of common stock in Semele valued at $314,541, a note receivable from Semele of $462,353 and cash of $433,036. For further discussion, see Note 4, "Investment Securities - Affiliate / Note Receivable - Affiliate to the financial statements included in Item 14 herein and Item 10.

      On July 18, 1997, the Trust issued 826,072 Class B Interests at $5.00 per interest, thereby generating $4,130,360 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 822,863 of such Class B Interests, generating $4,114,315 of such aggregate capital contributions. The Trust incurred offering costs in the amount of $41,304 and professional service costs of $54,186 in connection with this offering.

      Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary
D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

      Old North Capital Limited Partnership ("ONC"), a Massachusetts Limited Partnership formed in 1995 and owned and controlled by certain principals of EFG, owns 1,702 Class A Interests or less than 1% of the total outstanding Class A Interests of the Trust. EFG owns a 49% limited partnership interest in ONC, which it acquired in December 1996.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Trust

     None.

     (d) Transactions with Promoters

     See Item 13(a) above.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

         (1)     Financial Statements:

                 Report of Independent Auditors................................*

                 Statement of Financial Position
                 at December 31, 1997 and 1996.................................*

                 Statement of Operations
                 for the years ended December 31, 1997, 1996 and 1995..........*

                 Statement of Changes in Partners' Capital
                 for the years ended December 31, 1997, 1996 and 1995..........*

                 Statement of Cash Flows
                 for the years ended December 31, 1997, 1996 and 1995..........*

                 Notes to the Financial Statements.............................*

         (2)     Financial Statement Schedules:

                 None required.

         (3)     Exhibits:

                 Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

      Exhibit
      Number
     --------

        4        Second Amended and Restated Declaration of Trust.

       13 The 1997 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

       23        Consent of Independent Auditors.

       99 (a) Lease agreement with Gearbulk Shipowning Ltd. (formerly Kristian Gerhard Jebsen Skipsrederi A/S) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 28 (a) and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1997 Annual Report to security holders for the year ended December 31, 1997 (see Part II).

      Exhibit

      Number
     --------
       99 (b) Lease agreement with Comair, Incorporated was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 28 (c) and is incorporated herein by reference.

     (b) Reports on Form 8-K

     None.

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

                             AFG Investment Trust A

                            By: AFG ASIT Corporation,
                       a Massachusetts corporation and the
                       Managing Trustee of the Registrant.


By: /s/ Geoffrey A. MacDonald             By: /s/ Gary D. Engle
   -----------------------------------       ---------------------------
Geoffrey A. MacDonald                     Gary D. Engle
Chairman and a member of the              President and Chief Executive
Executive Committee of EFG and            Officer and a member of the
President and a Director of the           Executive  Committee of EFG and
Managing Trustee                          a  Director  of  the  Managing Trustee
                                          (Principal Executive Officer)


Date: March 31, 1998                      Date: March 31, 1998
      --------------------------------          ------------------------


By: /s/ Gary M. Romano                    By: /s/ Michael J. Butterfield
   ----------------------------------         --------------------------
Gary M. Romano                            Michael J. Butterfield
Executive Vice President and Chief        Vice President, Finance and
Operating Officer of EFG and Clerk        Treasurer of EFG and Treasurer
of the Managing Trustee                   of the Managing Trustee
(Principal Financial Officer)             (Principal Accounting Officer)

Date: March 31, 1998                       Date: March 31, 1998
      ------------------------------             -----------------------