Form 10-Q
period 1998-06-30
AFG INVESTMENT TRUST A
filed 1998-08-14
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                              -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to________________________
                              _______________________

For Quarter Ended June 30, 1998                Commission File No.  0-21396


                             AFG Investment Trust A
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              04-3145953
---------------------------------------         -------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)

88 Broad Street, Boston, MA                           02110
---------------------------------------         -------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  -----------------------------

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

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX




                                                                           Page

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1998 and December 31, 1997                               3

      Statement of Operations
        for the three and six months ended June 30, 1998 and 1997            4

      Statement of Changes in Participants' Capital
        For the six months ended June 30, 1998                               5

      Statement of Cash Flows
        for the six months ended June 30, 1998 and 1997                      6

      Notes to the Financial Statements                                   7-16


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        17-22


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                             23

                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                                                      June 30,              December 31,
                                                                                        1998                    1997
                                                                                    ------------           ------------
ASSETS

Cash and cash equivalents                                                      $       3,659,184       $      3,176,850
Restricted cash                                                                        2,592,096              2,606,496
Rents receivable                                                                         301,158                533,052
Accounts receivable - affiliate                                                           64,822                305,209
Note receivable - affiliate                                                              462,353                462,353
Investment securities - affiliate                                                        170,376                157,270
Equipment at cost, net of accumulated depreciation
  of $11,096,973 and $11,445,495 at June 30, 1998
  and December 31, 1997, respectively                                                  5,029,632              6,817,333
                                                                               -----------------    -------------------

         Total assets                                                          $      12,279,621       $     14,058,563
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                  $       1,524,696      $       2,342,924
Accrued interest                                                                          17,424                 31,244
Accrued liabilities                                                                      114,534                 11,550
Accrued liabilities - affiliate                                                            3,425                 35,621
Deferred rental income                                                                    12,070                 79,776
Cash distributions payable to participants                                               194,568                195,306
                                                                               -----------------    -------------------

         Total liabilities                                                             1,866,717              2,696,421
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------
Participants' capital (deficit):
     Managing Trustee                                                                    (13,357)               (12,052)
     Special Beneficiary                                                                (106,648)               (92,015)
     Class A Beneficiary Interests (482,016 Interests,
       initial purchase price of $25 each)                                             7,962,021              8,357,529
     Class B Beneficiary Interests (826,072 Interests;
       initial purchase price of $5 each)                                              3,205,299              3,728,691
     Treasury Interests (67,202 Interests at Cost)                                      (634,411)              (620,011)
                                                                               -----------------    -------------------

         Total participants' capital                                                  10,412,904             11,362,142
                                                                               -----------------    -------------------

         Total liabilities and participants' capital                           $      12,279,621      $      14,058,563
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                              Three Months                               Six Months
                                                              Ended June 30,                           Ended June 30,
                                                         1998              1997                   1998               1997
                                                      ---------         ---------              ---------          ----------
Income:

    Lease revenue                                $       549,647   $     1,477,298         $     1,281,535   $     2,567,135

    Interest income                                       76,249            27,119                 155,120            52,919

    Interest income - affiliate                           11,716                --                  23,275                --

    Loss on sale/exchange of equipment                   (77,440)         (364,901)                (78,738)         (362,806)
                                                 ---------------   ---------------         ---------------   ---------------

      Total income                                       560,172         1,139,516               1,381,192         2,257,248
                                                 ---------------   ---------------         ---------------   ---------------

Expenses:

    Depreciation and amortization                        610,333           861,524               1,263,921         1,794,021

    Interest expense                                      25,734            67,229                  57,870           110,587

    Equipment management fees
      - affiliate                                         24,101            49,807                  57,227            94,385

    Operating expenses - affiliate                       165,419            60,403                 215,652            99,260
                                                 ---------------   ---------------         ---------------   ---------------

      Total expenses                                     825,587         1,038,963               1,594,670         2,098,253
                                                 ---------------   ---------------         ---------------   ---------------


Net income (loss)                                $      (265,415)  $       100,553         $      (213,478)  $       158,995
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

Net income (loss)
  per Class A Beneficiary Interest               $            --   $         0.17          $           --    $         0.26
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

  per Class B Beneficiary Interest               $        (0.32)   $            --         $        (0.32)   $           --
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------
Cash distributions declared
  per Class A Beneficiary Interest               $         0.41    $         0.41          $         0.82    $         0.82
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

  per Class B Beneficiary Interest               $         0.16    $            --         $         0.33    $           --
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                     for the six months ended June 30, 1998

                                   (Unaudited)


                                                  Managing       Special          Class A Beneficiaries
                                                  Trustee       Beneficiary       ----------------------
                                                  Amount          Amount         Interests       Amount
                                                  --------      -----------     -----------    -----------

Balance at December 31, 1997                    $  (12,052)    $  (92,015)       483,816      $ 8,357,529

     Net income (loss)                               5,916         46,021             --               --

     Unrealized gain on investment
        securities - affiliate                         131             --             --               --
                                                -----------     -----------    -----------     -----------

Comprehensive income                                 6,047         46,021             --               --
                                                -----------     -----------    -----------     -----------

Cash distributions declared                         (7,352)       (60,654)            --         (395,508)

Acquisition of Treasury Interests, at Cost              --             --         (1,800)             --
                                                -----------     -----------    -----------     -----------

Balance at June 30, 1998                        $  (13,357)     $(106,648)       482,016        $7,962,021
                                                -----------     -----------    -----------     -----------
                                                -----------     -----------    -----------     -----------

                                                     Class B Beneficiaries
                                                     ---------------------       Treasury
                                                  Interests        Amount        Interests        Total
                                                 -----------    -------------   -----------    -----------

Balance at December 31, 1997                       826,072     $ 3,728,691    $ (620,011)      $ 11,362,142

     Net income (loss)                                  --        (265,415)           --           (213,478)

     Unrealized gain on investment
        securities - affiliate                          --          12,975            --            13,106
                                                -----------     -----------    -----------     -----------

Comprehensive income                                    --        (252,440)           --          (200,372)
                                                -----------     -----------    -----------     -----------

Cash distributions declared                             --        (270,952)           --          (734,466)

Acquisition of Treasury Interests, at Cost              --              --       (14,400)          (14,400)
                                                -----------     -----------    -----------     -----------

Balance at June 30, 1998                           826,072     $ 3,205,299    $ (634,411)      $10,412,904
                                                -----------     -----------    -----------     -----------
                                                -----------     -----------    -----------     -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                                           1998                   1997
                                                                                      ---------------          ----------

Cash flows from (used in) operating activities:
Net income (loss)                                                                       $  (213,478)          $   158,995

Adjustments  to  reconcile  net  income  (loss)  to  net  cash  from   operating
    activities:
         Depreciation and amortization                                                    1,263,921             1,794,021
         Loss on sale/exchange of equipment                                                  78,738               362,806

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                   231,894               (50,147)
         accounts receivable - affiliate                                                    240,387              (105,543)
    Increase (decrease) in:
         accrued interest                                                                   (13,820)              (17,442)
         accrued liabilities                                                                102,984                (8,250)
         accrued liabilities - affiliate                                                    (32,196)               (7,702)
         deferred rental income                                                             (67,706)               (6,598)
                                                                                    ---------------       ---------------

             Net cash from operating activities                                           1,590,724             2,120,140
                                                                                    ---------------       ---------------

Cash flows from investing activities:
    Proceeds from equipment sales                                                           445,042               115,532
                                                                                    ---------------       ---------------

             Net cash from investing activities                                             445,042               115,532
                                                                                    ---------------       ---------------

Cash flows used in financing activities:
    Principal payments - notes payable                                                     (818,228)           (1,005,133)
    Distributions paid                                                                     (735,204)             (495,658)
                                                                                    ---------------       ---------------

             Net cash used in financing activities                                       (1,553,432)           (1,500,791)
                                                                                    ---------------       ---------------

Net increase in cash and cash equivalents                                                   482,334               734,881

Cash and cash equivalents at beginning of period                                          3,176,850             1,832,248
                                                                                    ---------------       ---------------

Cash and cash equivalents at end of period                                          $     3,659,184       $     2,567,129
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $        71,690       $       128,029
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------

Supplemental disclosure of non-cash activity:
   See Note 5 to the financialstatements.



                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements
                                  June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Trust's net income or participants' capital. Statement 130 requires unrealized gains or losses on the Trust's available-for-sale securities, which prior to adoption were reported separately in participants' capital, to be included in comprehensive income. During the six months ended June 30, 1998, total comprehensive income amounted to $200,372.


NOTE 2 - CASH

     At June 30, 1998, the Trust had $6,144,104 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $2,592,096 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 9 and 10). A portion of these funds will be used to pay a Class B Capital Distribution (see Note 12). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 8.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $1,448,721 are due as follows:


     For the year ending June 30,     1999             $  704,542
                                      2000                267,420
                                      2001                206,397
                                      2002                179,149
                                      2003                 91,213
                                                      -----------

                                     Total            $ 1,448,721
                                                      -----------
                                                      -----------

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                               Remaining
                                                               Lease Term                       Equipment
        Equipment Type                                          (Months)                         at Cost

Aircraft                                                           0-54                   $      6,814,662
Materials handling                                                 0-27                          2,686,098
Communications                                                        6                          1,802,423
Computers and peripherals                                           0-3                          1,334,312
Retail store fixtures                                               0-9                          1,261,032
Construction and mining                                            0-54                          1,206,181
Research and test                                                     0                            459,282
Manufacturing                                                         0                            442,590
Energy systems                                                        0                            108,975
Photocopying                                                         16                             11,050
                                                                                          ----------------

                                                   Total equipment cost                         16,126,605

                                               Accumulated depreciation                        (11,096,973)

                             Equipment, net of accumulated depreciation                   $      5,029,632
                                                                                          ----------------
                                                                                          ----------------



     At June 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $5,484,216, representing approximately 34% of total equipment cost.

     At June 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $2,439,000 and $902,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $1,153,983 and $738,375, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

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

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


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

     As a result of the exchange transaction and its original 33% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Trust received $433,036 in cash, became the beneficial owner of 209,694 shares of Semele common stock (valued at $314,541 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $462,353. At June 30, 1998, Semele performed both a reverse stock split and a forward stock split resulting in a change of the Trust's beneficial ownership in its stock to 20,969 shares. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Trust recognized interest income of $23,275 related to the Semele Note during the six months ended June 30, 1998. The
Trust's interest in the Hato Arrow had an original cost and net book value of $2,399,580 and $1,185,726, respectively. The proceeds realized by the Trust of $777,326 resulted in a net loss, for financial statement purposes, of $408,400. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Trust received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $432,604.

     Pursuant to terms of the exchange, cash equal to the amount of the Semele Note was placed in a segregated escrow account for the benefit of Semele pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Semele agreed to seek consent ("Consent") from its shareholders to:
(1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Semele's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Semele, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Semele's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Semele, EFG or any affiliate; and (ii) an amendment extending Semele's life to perpetual and changing its name from Banyan Strategic Land Fund II. Contemporaneously with the Consent being obtained, Semele declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Trust. A dividend of $41,939 was paid to the Trust on November 17, 1997. This dividend represented a return of equity to the Trust, which proportionately reduced the Trust's investment in Semele. Subsequent to the exchange transaction, Gary D. Engle, President and Chief Executive Officer of EFG, was elected to the Board of Directors and appointed Chief Executive
Officer of Semele and James A. Coyne, Executive Vice President of EFG was appointed Semele's President and Chief Operating Officer, and elected to the Board of Directors.

     In accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Trust to 20,969 shares. During the six months ended June 30, 1998, the Trust increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $13,106. This gain was reported as a component of comprehensive income, included in participants' capital. The split adjusted market price of Semele's stock was $7.50 per share at December 31, 1997.

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                              1998                   1997
                                                        ----------------         ----------
     Equipment management fees                          $        57,227      $         94,385
     Administrative charges                                      34,140                30,114
     Reimbursable operating expenses
         due to third parties                                   181,512                69,146
                                                        ---------------      ----------------

                                     Total              $       272,879      $        193,645
                                                        ---------------      ----------------
                                                        ---------------      ----------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1998, the Trust was owed $64,822 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1998.

     Refer to Note 9 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee.

NOTE 7 - NOTES PAYABLE

     Notes payable at June 30, 1998 consisted of installment notes of $1,524,696 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 8.9%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at June 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc. The carrying amount of notes payable approximates fair value at June 30, 1998.

     The annual maturities of the notes payable are as follows:


     For the year ending June 30,      1999               $     821,293
                                       2000                     113,911
                                       2001                     123,188
                                       2002                     133,220
                                       2003                     333,084
                                                          -------------

                                      Total               $   1,524,696
                                                          -------------
                                                          -------------

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. Further, the Stipulation of Settlement prescribes certain conditions necessary to effecting a settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 11). To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Trust does not anticipate that it will experience any material losses as a result of this action.

NOTE 9 - ISSUANCE OF CLASS B INTERESTS

     On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Amended Trust Agreement") which would (i) amend the provisions of the Amended Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Amended Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security were intended to be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Class A Beneficiaries.

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

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


NOTE 10 - REDEMPTION OF CLASS A INTERESTS

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information concerning the offer. On October 10, 1997, the Trust used $620,011 of the net proceeds realized from the issuance of the Class B Interests to purchase 65,402 of the Class A Interests tendered as a result of the offer. The Tender Documents described, among other things, the terms of the offer and the purchase price per Class A Interest being offered by the Trust. On April 28, 1998, the Trust used an additional $14,400 of such proceeds to purchase 1,800 of the remaining Class A Interests.


NOTE 11 - SOLICITATION STATEMENT

     On May 5, 1998, the Trust filed a definitive Solicitation Statement with the United States Securities and Exchange Commission in connection with the solicitation by the Trust of the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Second Amended and Restated Declaration of Trust (the "Trust Agreement"). The Solicitation Statement and Consent of Beneficiary were mailed to all of the Beneficiaries of the Trust on May 6, 1998. The Beneficiaries were requested to use the Consent of Beneficiary to vote on seven proposals and return their votes on or before June 5, 1998. Equis II Corporation, which has voting control of the Trust, agreed to vote all of its Class B Interests in the same manner in which the majority of the Class A Interests were actually voted. Accordingly, the Amendment would be adopted or rejected based upon the voting results of the majority of Class A Interests that were actually voted (including 1,702 Class A Interests owned by affiliates of EFG), regardless of how few Class A Interests were actually voted.

     The results of the voting are presented herein and reflect that a majority of Class A Interests were voted in favor of each of the proposals. Therefore, the Trust Agreement will be amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

     In addition, subject to attaining a settlement in the Class Action Lawsuit described in Note 8 herein, the Trust Agreement will be modified in the following principal respects: (i) the Trust will pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $413,247 (or approximately $0.75 per Class A Beneficiary Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, the parent company of the Managing Trustee and an affiliate of EFG;
(ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $929,806 and treat such amount as a long-term equity investment in the Trust; (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation; (iv) the Trust's reinvestment period, which originally expired on May 29, 1996, will be reinstated until December 31, 2001; and (v) acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date will be reduced from a maximum of 3% to 1% and management fees earned in connection with such assets will be reduced from a maximum of 5% to 2%.

     The voting results submitted by the Beneficiaries on the Consent of Beneficiary forms returned to the Managing Trustee in connection with the Solicitation Statement are summarized below:

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


Proposal 1. Subject to attaining a settlement in the Class Action Lawsuit, provide for a special cash distribution to Class A Beneficiaries.

                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             193,758                   825,075
Percentage (of total returned) in favor                                      89.6%                     99.9%
Votes against                                                               14,920                       831
Percentage (of total returned) against                                        6.9%                      0.1%
Votes abstaining                                                             7,517                         0
Percentage (of total returned) abstaining                                     3.5%                         0


Proposal 2. Subject to attaining a settlement in the Class Action Lawsuit, provide for an additional commitment of funds to the Trust by Equis II Corporation.

                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             192,558                   825,075
Percentage (of total returned) in favor                                      89.1%                     99.9%
Votes against                                                               14,920                       831
Percentage (of total returned) against                                        6.9%                      0.1%
Votes abstaining                                                             8,717                         0
Percentage (of total returned) abstaining                                     4.0%                         0


Proposal 3. Permit the Trust to acquire property in addition to equipment.

                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             183,598                   825,075
Percentage (of total returned) in favor                                      84.9%                     99.9%
Votes against                                                               22,680                       831
Percentage (of total returned) against                                       10.5%                      0.1%
Votes abstaining                                                             9,917                         0
Percentage (of total returned) abstaining                                     4.6%                         0


                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)



Proposal 4.  Extend the Trust's reinvestment period.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             182,798                   825,075
Percentage (of total returned) in favor                                      84.5%                     99.9%
Votes against                                                               24,600                       831
Percentage (of total returned) against                                       11.4%                      0.1%
Votes abstaining                                                             8,797                         0
Percentage (of total returned) abstaining                                     4.1%                         0



Proposal 5. Modify certain fees payable to the Managing Trustee and EFG.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             186,078                   825,075
Percentage (of total returned) in favor                                      86.1%                     99.9%
Votes against                                                               20,280                       831
Percentage (of total returned) against                                        9.4%                      0.1%
Votes abstaining                                                             9,837                         0
Percentage (of total returned) abstaining                                     4.5%                         0


Proposal 6. Subject to attaining a settlement in the Class Action Lawsuit, impose voting restrictions on Class B Interests.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             188,758                   825,075
Percentage (of total returned) in favor                                      87.3%                     99.9%
Votes against                                                               17,520                       831
Percentage (of total returned) against                                        8.1%                      0.1%
Votes abstaining                                                             9,917                         0
Percentage (of total returned) abstaining                                     4.6%                         0

                                       15

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)



Proposal 7. Remove the current limitations on the amount and terms of the debt the Trust may incur and modify the requirements with respect to joint ventures.

                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  483,816                   826,072
Total votes returned                                                       216,195                   825,906
Percentage returned                                                          44.7%                     99.9%
Votes in favor                                                             179,531                   825,075
Percentage (of total returned) in favor                                      83.1%                     99.9%
Votes against                                                               27,947                       831
Percentage (of total returned) against                                       12.9%                      0.1%
Votes abstaining                                                             8,717                         0
Percentage (of total returned) abstaining                                     4.0%                         0



NOTE 12 - SUBSEQUENT EVENT

     The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 8 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 11 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $413,247, approximately $.75 per Class A Benficiary Interest, and (ii) invest $929,806 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $1,263,443 in total, was returned to Equis II Corporation and the other third party Class B capital contributors on July 6, 1998.

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

Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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

Results of Operations

     For the three and six months ended June 30, 1998, the Trust recognized lease revenue of $549,647 and $1,281,535, respectively, compared to $1,477,298 and $2,567,135 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 resulted principally from the exchange in the second quarter of 1997 of the Trust's interest in a vessel, as described in Note 5 to the accompanying financial statements. During the six months ended June 30, 1997, the Trust recognized lease revenue of $565,318 related to this vessel. Other reductions in lease revenue from 1997 to 1998 occurred from primary lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by the Amendment to the Trust Agreement described in Note 9 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time.

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

     For the three and six months ended June 30, 1998, the Trust earned interest income of $87,965 and $178,395, respectively, compared to $27,119 and $52,919 for the same periods in 1997. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income during the three and six months ended June 30, 1998 included $11,716 and $23,275, respectively earned on the note receivable from Semele and interest earned on unexpended proceeds from the issuance of Class B Interests (see below). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     During the three and six months ended June 30, 1998, the Trust sold equipment having a net book value of $384,582 and $523,780 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $77,440 and $78,738, respectively.

     During the three and six months ended June 30, 1997, the Trust sold or exchanged equipment having a net book value of $1,244,327 and $1,255,232, respectively, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $364,901 and $362,806, respectively. The equipment transactions included the Trust's interest in a vessel with an original cost and net book value of $2,399,580 and $1,185,726, respectively. In connection with this transaction, the Trust realized proceeds of $777,326, which resulted in a net loss, for financial statement purposes, of $408,400. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Trust received a prepayment of the remaining contracted rent due under the vessel's lease agreement in the amount of $432,604.

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

     Depreciation and amortization expense was $610,333 and $1,263,921 for the three and six months ended June 30, 1998, respectively, compared to $861,524 and $1,794,021 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $25,734 and $57,870 or 4.7% and 4.5 % of lease revenue for the three and six months ended June 30, 1998, respectively, compared to $67,229 and $110,587 or 4.6% and 4.3% of lease revenue for the same periods in 1997. Interest expense is expected to decrease as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 4.4% and 4.5% of lease revenue for the three and six month periods ended June 30, 1998 compared to 3.4% and 3.7% of lease revenue for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $165,419 and $215,652 for the three and six months ended June 30, 1998, respectively, compared to $60,403 and $99,260 for the same periods in 1997. During the three months ended June 30, 1998, the Trust accrued $108,000 for certain legal expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,590,724 and $2,120,140 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1998, the Trust realized net cash proceeds of $445,042, compared to $115,532, for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     As a result of the vessel exchange (see Results of Operations), the Trust became the beneficial owner of 209,694 shares of Semele common stock (valued at $314,541 ($1.50 per share) at the time of the exchange transaction). The Trust also received a beneficial interest in the Semele Note of $462,353 in connection with the exchange.

     In accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Trust to 20,969 shares. During the six months ended June 30, 1998, the Trust increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $13,106. This gain was reported as a component of comprehensive income, included in participants' capital. The Managing Trustee believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Trust.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc.

     For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at June 30, 1998. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a positive tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

     At June 30, 1998, the Trust had aggregate future minimum lease payments of $1,448,721 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,524,696 (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

     As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution of approximately $1.47 per Class A Interest, aggregating $808,363, to Class A Beneficiaries on August 15, 1997.

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $620,011 of the net proceeds realized from issuance of the Class B Interests to purchase 65,402 of the Class A Interests tendered as a result of the offer. On April 28, 1998, the Trust used an additional $14,400 of such proceeds to purchase 1,800 of the remaining Class A Interests. The remaining net proceeds from the Class B offering of $2,592,096 will be used to pay a Class B Capital Distribution and according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 8 (see also Notes 10, 11 and 12 to the accompanying financial statements).

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

distribution rate to $1.64 per Class A Interest and has sustained this distribution rate throughout 1997 and the six months ended June 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Trust declared total cash distributions of $734,466. Of the total distributions, the Beneficiaries were allocated $666,460 ($395,508 for Class A Beneficiaries and $270,952 for Class B Beneficiaries); the Special Beneficiary was allocated $60,654, and the Managing Trustee was allocated $7,352.

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



                             AFG Investment Trust A


           By:      AFG ASIT Corporation, a Massachusetts
                    corporation and the Managing Trustee of
                    the Registrant.


           By:      /s/  Michael J. Butterfield
                    --------------------------------------------------
                    Michael J. Butterfield
                    Treasurer AFG ASIT Corporation
                    (Duly Authorized Officer and
                    Principal Accounting Officer)


           Date:    August 14, 1998


           By:      /s/  Gary Romano
                    --------------------------------------------------
                    Gary M. Romano
                    Clerk of AFG ASIT Corporation
                    (Duly Authorized Officer and
                    Principal Financial Officer)


           Date:    August 14, 1998