Form 10-Q
period 1998-09-30
AFG INVESTMENT TRUST A
filed 1998-11-16
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                               _____________________

For Quarter Ended September 30, 1998               Commission File No.  0-21396


                              AFG Investment Trust A
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                           04-3145953
-------------------------------                    ---------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

88 Broad Street, Boston, MA                        02110
-------------------------------                    ---------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617)854-5800
                                                   ---------------------------

______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______
                                             ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX

                                                                                     Page
                                                                                     ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1998 and December 31, 1997                                      3

      Statement of Operations
        for the three and nine months ended September 30, 1998 and 1997                  4

      Statement of Changes in Participants' Capital
        For the nine months ended September 30, 1998                                     5

      Statement of Cash Flows
        for the nine months ended September 30, 1998 and 1997                            6

      Notes to the Financial Statements                                               7-14


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    15-21


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                         22

                                                 AFG Investment Trust A

                                             STATEMENT OF FINANCIAL POSITION
                                        September 30, 1998 and December 31, 1997
                                                       (Unaudited)

                                                                                 September 30,            December 31,
                                                                                     1998                    1997
                                                                              ------------------       ----------------
ASSETS

Cash and cash equivalents                                                      $       3,519,196       $      3,176,850
Restricted cash                                                                        1,328,653              2,606,496
Rents receivable                                                                          29,818                533,052
Accounts receivable - affiliate                                                          120,970                305,209
Note receivable - affiliate                                                              462,353                462,353
Investment securities - affiliate                                                         99,603                157,270
Equipment at cost, net of accumulated depreciation
  of $11,009,008 and $11,445,495 at September 30, 1998
  and December 31, 1997, respectively                                                  4,432,669              6,817,333
                                                                               -----------------    -------------------

         Total assets                                                          $       9,993,262       $     14,058,563
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                  $       1,009,977      $       2,342,924
Accrued interest                                                                           3,653                 31,244
Accrued liabilities                                                                      153,000                 11,550
Accrued liabilities - affiliate                                                           16,234                 35,621
Deferred rental income                                                                    11,411                 79,776
Cash distributions payable to participants                                               180,701                195,306
                                                                               -----------------    -------------------

         Total liabilities                                                             1,374,976              2,696,421
                                                                               -----------------    -------------------

Participants' capital (deficit):
  Managing Trustee                                                                       (17,303)               (12,052)
  Special Beneficiary                                                                   (133,361)               (92,015)
  Class A Beneficiary Interests (482,016 and 483,816 Interests
    at September 30, 1998 and December 31, 1997, respectively,
    initial purchase price of $25 each)                                                7,764,636              8,357,529
  Class B Beneficiary Interests (826,072  Interests
    initial purchase price of $5 each)
  Treasury Interests (67,202 and 65,402 Interests                                      1,638,725              3,728,691
    at September 30, 1998 and December 31, 1997,
     respectively, at Cost)
                                                                                        (634,411)              (620,011)
                                                                               -----------------    -------------------
         Total participants' capital                                                   8,618,286             11,362,142
                                                                               -----------------    -------------------

         Total liabilities and participants' capital                           $       9,993,262      $      14,058,563
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                           Three Months                               Nine Months
                                                        Ended September 30,                       Ended September 30,
                                                       1998              1997                     1998            1997
                                                 --------------    -------------           --------------    ---------------
Income:

    Lease revenue                                $       435,108   $     1,010,273         $     1,716,643   $     3,577,408

    Interest income                                       68,606            69,609                 223,726           122,528

    Interest income - affiliate                           11,307                --                  34,582                --

    Gain (loss) on sale of equipment                    (115,694)           48,274                (194,432)           93,868

    Loss on exchange of equipment                             --                --                      --          (408,400)
                                                 ---------------   ---------------         ---------------   ---------------

      Total income                                       399,327         1,128,156               1,780,519         3,385,404
                                                 ---------------   ---------------         ---------------   ---------------


Expenses:

    Depreciation and amortization                        395,589           823,115               1,659,510         2,617,136

    Interest expense                                      19,587            48,066                  77,457           158,653

    Equipment management fees
      - affiliate                                         19,718            44,045                  76,945           138,430

    Operating expenses - affiliate                       100,309           130,518                 315,961           229,778
                                                 ---------------   ---------------         ---------------   ---------------

      Total expenses                                     535,203         1,045,744               2,129,873         3,143,997
                                                 ---------------   ---------------         ---------------   ---------------


Net income (loss)                                $      (135,876)  $        82,412         $      (349,354)  $       241,407
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------


Net income (loss)
  per Class A Beneficiary Interest               $            --   $            --         $           --    $         0.26
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

  per Class B Beneficiary Interest               $        (0.16)   $            --         $        (0.49)   $           --
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

Cash distributions declared
  per Class A Beneficiary Interest               $         0.41    $         1.71          $         1.23    $         2.53
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

  per Class B Beneficiary Interest               $         1.65    $         0.13          $         1.98    $         0.13
                                                 ---------------   ---------------         ---------------   ---------------
                                                 ---------------   ---------------         ---------------   ---------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                  for the nine months ended September 30, 1998

                                   (Unaudited)

                                     Managing          Special
                                      Trustee        Beneficiary           Class A Beneficiaries
                                      Amount           Amount          Interests          Amount
                                  --------------   --------------   --------------    ---------------
Balance at December 31, 1997      $     (12,052)   $      (92,015)         483,816    $     8,357,529

     Net income (loss)                    5,916            46,021               --                 --

     Unrealized loss on investment
       securities - affiliate              (577)               --               --                 --
                                  -------------    --------------   --------------    ---------------


Comprehensive income (loss)               5,339            46,021               --                 --
                                  -------------    --------------   --------------    ---------------

Cash distributions declared             (10,590)          (87,367)              --           (592,893)

Acquisition of Treasury Interests,
  at Cost                                    --                --           (1,800)                --
                                  -------------    --------------   --------------    ---------------
Balance at September 30, 1998     $     (17,303)   $     (133,361)         482,016    $     7,764,636
                                  -------------    --------------   --------------    ---------------
                                  -------------    --------------   --------------    ---------------


                                         Class B Beneficiaries           Treasury
                                     Interests         Amount            Interests          Total
                                  --------------   ---------------    --------------   ----------------
Balance at December 31, 1997             826,072   $     3,728,691    $     (620,011)  $    11,362,142

     Net income (loss)                        --          (401,291)               --          (349,354)

     Unrealized loss on investment
       securities - affiliate                 --           (57,090)               --           (57,667)
                                  --------------   ---------------    --------------   ---------------


Comprehensive income (loss)                   --          (458,381)               --          (407,021)
                                  --------------   ---------------    --------------   ---------------

Cash distributions declared                   --        (1,631,585)               --        (2,322,435)

Acquisition of Treasury Interests,
  at Cost                                     --                --           (14,400)          (14,400)
                                  --------------   ---------------    --------------   ---------------
Balance at September 30, 1998            826,072   $     1,638,725    $     (634,411)  $     8,618,286
                                  --------------   ---------------    --------------   ---------------
                                  --------------   ---------------    --------------   ---------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                                                          1998                  1997
                                                                                    ---------------       ---------------
Cash flows from (used in) operating activities:
Net income (loss)                                                                   $      (349,354)      $       241,407

Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation and amortization                                                    1,659,510             2,617,136
         (Gain) loss on sale of equipment                                                   194,432               (93,868)
         Loss on exchange of equipment                                                           --               408,400

Changes in assets and liabilities
    Decrease (increase) in:
         rents receivable                                                                   503,234                86,660
         accounts receivable - affiliate                                                    184,239              (117,321)
    Increase (decrease) in:
         accrued interest                                                                   (27,591)              (27,370)
         accrued liabilities                                                                141,450                  (750)
         accrued liabilities - affiliate                                                    (19,387)                6,284
         deferred rental income                                                             (68,365)               (7,173)
                                                                                    ---------------       ---------------

            Net cash from operating activities                                            2,218,168             3,113,405
                                                                                    ---------------       ---------------

Cash flows from (used in) investing activities:
    Purchase of equipment                                                                   (15,246)                   --
    Proceeds from equipment sales                                                           545,968               175,332
                                                                                    ---------------       ---------------

            Net cash from investing activities                                              530,722               175,332
                                                                                    ---------------       ---------------

Cash flows from (used in) financing activities:
    Proceeds from capital contributions                                                          --             4,130,360
    Restricted cash                                                                       1,277,843                    --
    Purchase of Treasury Interests                                                          (14,400)                   --
    Payment of offering costs                                                                    --               (41,304)
    Principal payments - notes payable                                                   (1,332,947)           (1,492,989)
    Distributions paid                                                                   (2,337,040)           (1,624,086)
                                                                                    ---------------       ---------------

            Net cash from (used in) financing activities                                 (2,406,544)              971,981
                                                                                    ---------------       ---------------

Net increase in cash and cash equivalents                                                   342,346             4,260,718

Cash and cash equivalents at beginning of period                                          3,176,850             1,832,248
                                                                                    ---------------       ---------------

Cash and cash equivalents at end of period                                          $     3,519,196       $     6,092,966
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $       105,048       $       186,023
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements
                               September 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 and 1997 have been made and are reflected.

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Trust's net income or participants' capital. Statement 130 requires unrealized gains or losses on the Trust's available-for-sale securities, which prior to adoption were reported separately in participants' capital, to be included in comprehensive income or loss. During the nine months ended September 30, 1998, total comprehensive loss amounted to $407,021.


NOTE 2 - CASH

     At September 30, 1998, the Trust had $4,723,373 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $1,328,653 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less ( i ) the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 9 and 10) and ( ii ) the portion used to pay a capital distribution to the Class B Beneficiaries (see Note 12). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 8.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $1,224,676 are due as follows:

              For the year ending September 30, 1999            $    543,280
                                                2000                 262,813
                                                2001                 193,008
                                                2002                 179,149
                                                2003                  46,426
                                                               -------------

                                                   Total        $  1,224,676
                                                               -------------
                                                               -------------

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                            Remaining
                                           Lease Term                      Equipment
        Equipment Type                      (Months)                        at Cost
---------------------------------          -----------                 ----------------
Aircraft                                        0-51                   $      6,814,840
Materials handling                              0-36                          2,475,720
Communications                                     3                          1,802,423
Retail store fixtures                            0-6                          1,260,855
Construction and mining                         0-51                          1,206,181
Computers and peripherals                          0                            859,761
Research and test                                  0                            459,282
Manufacturing                                      0                            442,590
Energy systems                                     0                            108,975
Photocopying                                      13                             11,050
                                                                       ----------------

                                Total equipment cost                         15,441,677

                            Accumulated depreciation                        (11,009,008)
                                                                       ----------------

          Equipment, net of accumulated depreciation                   $      4,432,669
                                                                       ----------------
                                                                       ----------------

     At September 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $5,476,624, representing approximately 35% of total equipment cost.

     At September 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $6,250,000 and $2,332,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $1,153,983 and $722,455, respectively, and a SAAB SF340A aircraft formerly leased to Comair, Inc. with a cost and net book value of $4,421,116 and $1,548,744, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of the MD-82. Certain costs may be required to prepare this aircraft for re-lease, a portion of which may be the obligation of the former lessee. The remainder of such costs would be incurred by the Trust and other affiliated equipment leasing programs in proportion to their ownership interests in the aircraft. The Managing Trustee is actively seeking the sale of the SAAB SF340A aircraft and the sale or re-lease of all other equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


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

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

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

     As a result of the exchange transaction and its original 33% beneficial ownership interest in Hato Arrow, one of the three Vessels, the Trust received $433,036 in cash, became the beneficial owner of 209,694 shares of Semele common stock (valued at $314,541 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $462,353. At June 30, 1998, Semele performed both a reverse stock split and a forward stock split resulting in a change of the Trust's beneficial ownership in its stock to 20,969 shares. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Trust recognized interest income of $34,582 related to the Semele Note during the nine months ended September 30, 1998. The Trust's interest in the Hato Arrow had an original cost and net book value of $2,399,580 and $1,185,726, respectively. The proceeds realized by the Trust of $777,326 resulted in a net loss, for financial statement purposes, of $408,400. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Trust received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $432,604.

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

     In accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Trust to 20,969 shares. During the nine months ended September 30, 1998, the Trust decreased the carrying value of its investment in Semele common stock to $4.75 per share (the quoted price of the Semele stock on

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

NASDAQ at September 30, 1998) resulting in an unrealized loss in 1998 of $57,667. This loss was reported as a component of comprehensive loss, included in participants' capital. The split-adjusted market price of Semele's stock was $7.50 per share at December 31, 1997.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                            1998               1997
                                                         -----------       -----------
     Reimbursement of offering costs                    $         --      $      41,304
     Equipment management fees                                76,945            138,430
     Administrative charges                                   51,210             51,736
     Reimbursable operating expenses
         due to third parties                                264,751            178,042
                                                        ------------      -------------

                                     Total              $    392,906      $     409,512
                                                        ------------      -------------
                                                        ------------      -------------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1998, the Trust was owed $120,970 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1998.

     Refer to Note 9 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee.


NOTE 7 - NOTES PAYABLE

     Notes payable at September 30, 1998 consisted of installment notes of $1,009,977 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 8%, except for one note which bears a fluctuating interest rate based on LIBOR (5.59% at September 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc. The carrying amount of notes payable approximates fair value at September 30, 1998.

     The annual maturities of the notes payable are as follows:

     For the year ending September 30,     1999       $     332,617
                                           2000             116,162
                                           2001             125,623
                                           2002             135,855
                                           2003             299,720
                                                      -------------

                                           Total      $   1,009,977
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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement".

     The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 11). The Stipulation of Settlement is subject to change pending a final ruling by the Court that will be preceded by a hearing open to all interested parties. The Court has scheduled a hearing date for December 11, 1998. Currently, it is anticipated that a request for extension will be filed with the Court to permit, among other things, sufficient time to complete certain regulatory review requirements. Class members will be notified of the final hearing date in advance. To the extent that the Court issues a final order with respect to the Stipulation of Settlement, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

     There can be no assurance that the Court will issue a final order approving the Stipulation of Settlement. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Trust does not anticipate that it will experience any material losses as a result of this action.


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

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

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

     The results of the voting reflect that a majority of Class A Interests voted in favor of each of the proposals. Therefore, the Trust Agreement was amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

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

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

NOTE 12 - CLASS B CAPITAL DISTRIBUTION

     The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 8 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 11 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $413,247, approximately $.75 per Class A Beneficiary Interest, and (ii) invest $929,806 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $1,263,443 in total, was returned to Equis II Corporation and the other third-party Class B capital contributors on July 6, 1998.

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


Year 2000 Issue

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Trust. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Trust's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Trust.

     EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Trust's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Trust is not determinable.

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997:

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


Results of Operations

     For the three and nine months ended September 30, 1998, the Trust recognized lease revenue of $435,108 and $1,716,643, respectively, compared to $1,010,273 and $3,577,408 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 resulted principally from the exchange, in the second quarter of 1997, of the Trust's interest in a vessel, as described in Note 5 to the accompanying financial statements. During the nine months ended September 30, 1997, the Trust recognized lease revenue of $565,318 related to this vessel. Other reductions in lease revenue from 1997 to 1998 occurred from primary lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by the Amendment to the Trust Agreement described in Note 9 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time.

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

     For the three and nine months ended September 30, 1998, the Trust earned interest income of $79,913 and $258,308, respectively, compared to $69,609 and $122,528 for the same periods in 1997. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income during the three and nine months ended September 30, 1998 included $11,307 and $34,582, respectively earned on the note receivable from Semele Group, Inc. ("Semele") and interest earned on unexpended proceeds from the issuance of Class B Interests (see below). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $216,620 and $740,400, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $115,694 and $194,432, respectively, compared with a net gain for the same periods in 1997 of $48,274 and $93,868 on equipment having a net book value of $11,526 and $81,464,

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

respectively. During the nine months ended September 30 1997, the Trust also exchanged its interest in a vessel with an original cost and net book value of $2,399,580 and $1,185,726, respectively (see Note 5 to the accompanying financial statements). In connection with this exchange, the Trust realized proceeds of $777,326, which resulted in a net loss, for financial statement purposes, of $408,400. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Trust received prepayment of the remaining contracted rent due under the vessel's lease agreement in the amount of $432,604.

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

     Depreciation and amortization expense was $395,589 and $1,659,510 for the three and nine months ended September 30, 1998, respectively, compared to $823,115 and $2,617,136 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $19,587 and $77,457 or 4.5% of lease revenue for each of the three and nine months ended September 30, 1998, compared to $48,066 and $158,653 or 4.8% and 4.4% of lease revenue for the same periods in 1997. Interest expense is expected to decrease as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 4.5% of lease revenue for each of the three and nine month periods ended September 30, 1998, compared to 4.4% and 3.9% of lease revenue for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $100,309 and $315,961 for the three and nine months ended September 30, 1998, respectively, compared to $130,518 and $229,778 for the same periods in 1997. During the three months ended September 30, 1998, the Trust accrued $108,000 for certain legal expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. Additionally, operating expenses increased from 1997 to 1998 due to professional service costs incurred in connection with the Solicitation Statement described in Note 11 to the accompanying financial

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,218,168 and $3,113,405 for the nine months ended September 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $15,246 to acquire equipment during the nine months ended September 30, 1998, pursuant to the reinvestment provisions of the Trust Agreement (see Note 11). There were no equipment acquisitions during the same period in 1997. During the nine months ended September 30, 1998, the Trust realized net cash proceeds of $545,968, compared to $175,332, for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     As a result of the vessel exchange (see Results of Operations), the Trust became the beneficial owner of 209,694 shares of Semele common stock (valued at $314,541 ($1.50 per share) at the time of the exchange transaction). The Trust also received a beneficial interest in the Semele Note of $462,353 in connection with the exchange.

     In accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Trust to 20,969 shares. During the nine months ended September 30, 1998, the Trust decreased the carrying

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

value of its investment in Semele common stock to $4.75 per share (the quoted price of the Semele stock on NASDAQ at September 30, 1998) resulting in an unrealized loss in 1998 of $57,667. This loss was reported as a component of comprehensive loss, included in participants' capital. The Managing Trustee believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Trust.

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

     For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at September 30, 1998. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a positive tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

     At September 30, 1998, the Trust had aggregate future minimum lease payments of $1,224,676 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,009,977 (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $620,011 of the net proceeds realized from issuance of the Class B Interests to purchase 65,402 of the Class A Interests tendered as a result of the offer. On April 28, 1998, the Trust used an additional $14,400 of such proceeds to purchase 1,800 of the remaining Class A Interests. On July 6, 1998, the Trust used $1,263,443 of such proceeds to pay a capital distribution to the Class B Beneficiaries. The remaining net proceeds from the Class B offering of $1,328,653 will be used according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 8 (see also Notes 10, 11 and 12 to the accompanying financial statements).

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate throughout 1997 and the nine months ended September 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1998, the Trust declared total cash distributions of $2,322,435. Of the total distributions, the Beneficiaries were allocated $2,224,478 ($592,893 for Class A Beneficiaries and $1,631,585 for Class B Beneficiaries); the Special Beneficiary was allocated $87,367, and the Managing Trustee was allocated $10,590.

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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



                                                 AFG Investment Trust A


                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                               By:      /s/  Michael J. Butterfield
                                   -----------------------------------------
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 13, 1998
                                   -----------------------------------------


                               By:      /s/  Gary Romano
                                   -----------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    November 13, 1998
                                   -----------------------------------------