Form 10-Q
period 1999-03-31
AFG INVESTMENT TRUST A
filed 1999-05-13
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1999
                               -----------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

                              -------------------------------

For Quarter Ended March 31, 1999                   Commission File No.  0-21396

                             AFG INVESTMENT TRUST A
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                     04-3145953
-------------------------------                      --------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

     88 BROAD STREET, BOSTON, MA                                02110
----------------------------------------             --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                     --------------------------


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes        No
                                                      ---       ---

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX


                                                                       PAGE
                                                                       ----

PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Statement of Financial Position
        at March 31, 1999 and December 31, 1998                            3

      Statement of Operations
        for the three months ended March 31, 1999 and 1998                 4

      Statement of Changes in Participants' Capital
        for the three months ended March 31, 1999                          5

      Statement of Cash Flows
        for the three months ended March 31, 1999 and 1998                 6

      Notes to the Financial Statements                                 7-11


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12-16


PART II. OTHER INFORMATION:

    Items 1 - 6                                                           17


                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1999 and December 31, 1998

                                   (Unaudited)



                                                                MARCH 31,          DECEMBER 31,
                                                                  1999                1998
                                                               -----------         -----------
ASSETS
Cash and cash equivalents                                      $ 4,560,567         $ 3,456,154
Restricted cash                                                  1,343,053           1,343,053
Rents receivable                                                    37,214             188,331
Accounts receivable - affiliate                                     94,995              70,959
Interest receivable - affiliate                                     11,401                  --
Note receivable - affiliate                                        462,353             462,353
Investment securities - affiliate                                   76,013              86,497
Equipment at cost, net of accumulated depreciation
  of $10,168,445 and $10,824,318 at March 31, 1999
  and December 31, 1998, respectively                            2,787,011           3,893,098
                                                               -----------         -----------

         Total assets                                          $ 9,372,607         $ 9,500,445
                                                               -----------         -----------
                                                               -----------         -----------



LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                  $   742,104         $   861,300
Accrued interest                                                     2,165               2,933
Accrued liabilities                                                125,200             118,500
Accrued liabilities - affiliate                                     14,745              11,947
Deferred rental income                                              33,432              10,265
Cash distributions payable to participants                         180,702             180,702
                                                               -----------         -----------

         Total liabilities                                       1,098,348           1,185,647
                                                               -----------         -----------

Participants' capital (deficit):
   Managing Trustee                                                  1,074             (16,788)
   Special Beneficiary                                               9,729            (129,812)
   Class A Beneficiary Interests (482,016 Interests;
     initial purchase price of $25 each)                         7,441,569           7,567,249
   Class B Beneficiary Interests (826,072  Interests;
     initial purchase price of $5 each)                          1,456,298           1,528,560
   Treasury Interests (67,202 Class A Interests at Cost)          (634,411)           (634,411)
                                                               -----------         -----------

         Total participants' capital                             8,274,259           8,314,798
                                                               -----------         -----------

         Total liabilities and participants' capital           $ 9,372,607         $ 9,500,445
                                                               -----------         -----------
                                                               -----------         -----------


                   The accompanying notes are an integral part
                         of these finanical statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)



                                                                  1999                1998
                                                               -----------         -----------
Income:

    Lease revenue                                              $   311,913         $ 731,888

    Interest income                                                 59,837            78,871

    Interest income--affiliate                                      11,401            11,559

    Gain (loss) on sale of equipment                                75,830            (1,298)

    Other income                                                   261,116                --
                                                               -----------         -----------

      Total income                                                 720,097           821,020
                                                               -----------         -----------


Expenses:

    Depreciation                                                   316,239           653,588

    Interest expense                                                13,372            32,136

    Equipment management fees--affiliate                            13,563            33,126

    Operating expenses--affiliate                                   82,375            50,233
                                                               -----------         -----------

      Total expenses                                               425,549           769,083
                                                               -----------         -----------


Net income                                                     $   294,548        $   51,937
                                                               -----------         -----------
                                                               -----------         -----------


Net income
   per Class A Beneficiary Interest                            $      0.15         $        --
                                                               -----------         -----------
                                                               -----------         -----------

   per Class B Beneficiary Interest                            $      0.04         $        --
                                                               -----------         -----------
                                                               -----------         -----------

Cash distributions declared
   per Class A Beneficiary Interest                            $      0.41         $      0.41
                                                               -----------         -----------
                                                               -----------         -----------

   per Class B Beneficiary Interest                            $      0.12         $      0.16
                                                               -----------         -----------
                                                               -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                      STATEMENT OF CHANGES IN PARTICIPANTS'
                       CAPITAL for the three months ended
                                 March 31, 1999

                                   (Unaudited)


                                             MANAGING          SPECIAL           CLASS A BENEFICIARIES
                                              TRUSTEE        BENEFICIARY      ----------------------------
                                              AMOUNT           AMOUNT          INTERESTS         AMOUNT
                                            -----------     ------------      -----------      -----------
Balance at December 31, 1998                $   (16,788)    $  (129,812)        482,016        $ 7,567,249

     Net income                                  21,213         166,321              --             71,707

     Unrealized loss on investment
        securities--affiliate                      (105)             --              --                 --
                                            -----------     ------------      -----------      -----------

Comprehensive income                             21,108          166,321             --             71,707
                                            -----------     ------------      -----------      -----------

Cash distributions declared                      (3,246)         (26,780)            --           (197,387)
                                            -----------     ------------      -----------      -----------


Balance at March 31, 1999                   $     1,074     $      9,729        482,016        $ 7,441,569
                                            -----------     ------------      -----------      -----------
                                            -----------     ------------      -----------      -----------



                                               CLASS B BENEFICIARIES
                                            ----------------------------        TREASURY
                                             INTERESTS         AMOUNT           INTERESTS          TOTAL
                                            -----------      -----------       -----------      -----------
Balance at December 31, 1998                  826,072       $ 1,528,560        $  (634,411)     $ 8,314,798

     Net income                                  --              35,307                 --          294,548

     Unrealized loss on investment
        securities--affiliate                    --             (10,379)                --          (10,484)
                                             --------       -----------        -----------      -----------

Comprehensive income                             --              24,928                 --          284,064
                                             --------       -----------        -----------      -----------

Cash distributions declared                      --             (97,190)                --         (324,603)
                                             --------       -----------        -----------      -----------


Balance at March 31, 1999                     826,072       $ 1,456,298        $  (634,411)     $ 8,274,259
                                             --------       -----------        -----------      -----------
                                             --------       -----------        -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                                             1999                  1998
                                                                                         -----------           -----------
Cash flows from (used in) operating activities:
Net income                                                                               $   294,548           $    51,937

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                        316,239               653,588
         (Gain) loss on sale of equipment                                                    (75,830)                1,298

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                    151,117               156,483
         accounts receivable--affiliate                                                      (24,036)              127,311
         interest receivable--affiliate                                                      (11,401)                   --
    Increase (decrease) in:
         accrued interest                                                                       (768)               (9,695)
         accrued liabilities                                                                   6,700                 9,888
         accrued liabilities--affiliate                                                        2,798               (17,830)
         deferred rental income                                                               23,167               (73,191)
                                                                                         -----------           -----------

            Net cash from operating activities                                               682,534               899,789
                                                                                         -----------           -----------

Cash flows from investing activities:
    Proceeds from equipment sales                                                            865,678               137,900
                                                                                         -----------           -----------

            Net cash from investing activities                                               865,678               137,900
                                                                                         -----------           -----------

Cash flows used in financing activities:
    Principal payments--notes payable                                                       (119,196)             (471,311)
    Distributions paid                                                                      (324,603)             (367,602)
                                                                                         -----------           -----------

            Net cash used in financing activities                                           (443,799)             (838,913)
                                                                                         -----------           -----------

Net increase in cash and cash equivalents                                                  1,104,413               198,776

Cash and cash equivalents at beginning of period                                           3,456,154             3,176,850
                                                                                         -----------           -----------

Cash and cash equivalents at end of period                                               $ 4,560,567           $ 3,375,626
                                                                                         -----------           -----------
                                                                                         -----------           -----------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                           $    14,140           $    41,831
                                                                                         -----------           -----------
                                                                                         -----------           -----------


   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements
                                 March 31, 1999

                                   (Unaudited)


NOTE 1--BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three months ended March 31, 1999 and 1998 have been made and are reflected.


NOTE 2--CASH

     At March 31, 1999, the Trust had $5,790,311 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $1,343,053 which is classified as Restricted Cash and represents the net proceeds realized from the offering of the Class B Interests less ( i ) the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests and ( ii ) the portion used to pay a capital distribution to the Class B Beneficiaries. The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in
Note 9.


NOTE 3--REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $1,279,714 are due as follows:

         For the year ending March 31, 2000           $   545,473
                                       2001               417,098
                                       2002               181,142
                                       2003               136,001
                                                      -----------

                                       Total          $ 1,279,714
                                                      -----------
                                                      -----------

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)






NOTE 4--EQUIPMENT

     The following is a summary of equipment owned by the Trust at March 31, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                   REMAINING
                                   LEASE TERM            EQUIPMENT
        EQUIPMENT TYPE              (MONTHS)              AT COST
        --------------             ----------          -------------

Aircraft                              0-45             $   5,660,857
Materials handling                    0-30                 2,012,315
Communications                          21                 1,802,423
Retail store fixtures                  0-7                 1,242,830
Construction and mining               0-45                   887,040
Research and test                        0                   459,282
Manufacturing                            0                   442,590
Computers and peripherals                0                   328,094
Energy systems                           0                   108,975
Photocopying                             7                    11,050
                                                       -------------

                             Total equipment cost         12,955,456

                         Accumulated depreciation        (10,168,445)
                                                       -------------
       Equipment, net of accumulated depreciation      $   2,787,011
                                                       -------------
                                                       -------------


     At March 31, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $4,145,374, representing approximately 32% of total equipment cost.

     At March 31, 1999, the cost and net book value of equipment held for sale or re-lease was approximately $5,116,000 and $1,364,000, respectively. This equipment includes a SAAB SF340A aircraft formerly leased to Comair, Inc. with a cost and net book value of $4,421,116 and $1,354,239, respectively. The Managing Trustee is actively seeking the sale of the SAAB SF340A aircraft and the sale or re-lease of all other equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5--INVESTMENT SECURITIES--AFFILIATE / NOTE RECEIVABLE--AFFILIATE

     As a result of an asset exchange in 1997, the Trust owns 20,969 common shares of an affiliate, Semele Group Inc. ("Semele"), and has a beneficial interest in a Note from Semele (the "Semele Note") of $462,353. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Trust recognized interest income of $11,401 related to the Semele Note during the three months ended March 31, 1999.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 1999, the Trust decreased the carrying value of its

                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)


investment in Semele common stock to $3.625 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market at March 31, 1999) resulting in an unrealized loss in 1999 of $10,484. This unrealized loss was reported as a component of comprehensive income, included in participants' capital.


NOTE 6--RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                  1999            1998
                                               ----------      ----------

     Equipment management fees                 $   13,563      $   33,126
     Administrative charges                        17,070          17,070
     Reimbursable operating expenses
         due to third parties                      65,305          33,163
                                               ----------      ----------

                                     Total     $   95,938      $   83,359
                                               ----------      ----------
                                               ----------      ----------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1999, the Trust was owed $94,995 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 1999.


NOTE 7--NOTES PAYABLE

     Notes payable at March 31, 1999 consisted of installment notes of $742,104 payable to banks and institutional lenders. The notes bear interest rates of 5.7%, except for one note which bears a fluctuating interest rate based on LIBOR (4.94% at March 31, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc. The carrying amount of notes payable approximates fair value at March 31, 1999.

     The annual maturities of the notes payable are as follows:


          For the year ending March 31,      2000       $  118,933
                                             2001          120,800
                                             2002          130,639
                                             2003          371,732
                                                        ----------
                                             Total      $  742,104
                                                        ----------
                                                        ----------


                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)


NOTE 8--SOLICITATION STATEMENT

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

     The results of the voting reflected that a majority of Class A Interests voted in favor of each of the proposals. Therefore, the Trust Agreement was amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment; (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures; (iii) extend the Trust's reinvestment period, which originally expired on May 29, 1996, until December 31, 2001; (iv) reduce acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date from a maximum of 3% to 1% and management fees earned in connection with such assets from a maximum of 5% to 2%; and (v) institute a management fee of 1% annually of the fair market value (or, if unattainable, the cost) of non-equipment assets.

     In addition, subject to attaining a settlement in the Class Action Lawsuit described in Note 9 herein, the Trust Agreement will be modified in the following principal respects: (i) the Trust will pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $413,247 (or approximately $0.75 per Class A Beneficiary Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, the parent company of the Managing Trustee and an affiliate of EFG;
(ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $929,806 and treat such amount as a long-term equity investment in the Trust and (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation.


NOTE 9--LEGAL PROCEEDINGS

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which,

                            AFG Investment Trust A

                      Notes to the Financial Statements

                                 (Continued)


among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement."

     On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended Stipulation of Settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999. The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. This revision is expected to expedite the settlement of the Trust's claims by the middle of 1999. The second sub-class, which does not include the Trust, is expected to remain pending for a longer period.

     On April 5, 1999, the Trust mailed a notice to all Class A and Class B Beneficiaries describing, among other things, the Class Action Lawsuit and the proposed settlement terms for the Trust. In addition, the notice advises the Beneficiaries that the Court will conduct a fairness hearing on May 21, 1999 and describes the rights of the Beneficiaries and the procedures they should follow if they wish to object to the settlement.

     Assuming the proposed settlement of the claims of the sub-class that includes the Trust is effected according to present terms, the Trust's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $88,000, all of which was accrued and expensed by the Trust in 1998. There can be no assurance that settlement of the claims of the sub-class that includes the Trust will receive final Court approval and be effected. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the claims of the sub-class that includes the Trust will be achieved. In the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the Managing Trustee nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Trust or the ultimate outcome.

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AFG Investment Trust A (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements, the collection all rents due under the Trust's lease agreements and remarketing of the Trust's equipment.


YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Trust. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

     Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Trust's results of operations, liquidity, or financial position. The Trust's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues could result in lost revenues and impairment of residual values of the Trust's equipment assets under a worst-case scenario.

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

                            AFG Investment Trust A

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION


OVERVIEW

     As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will fluctuate. Presently, the Trust is a Nominal Defendant in a Class Action Lawsuit, the resolution of which remains pending. See Note 9 to the accompanying financial statements. The Trust's operations commenced in 1992 and pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2003.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

RESULTS OF OPERATIONS

     For the three months ended March 31, 1999, the Trust recognized lease revenue of $311,913 compared to $731,888 for same period in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by the amendment to the Trust Agreement described in Note 8 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three months ended March 31, 1999 was $71,238 compared to $90,430 for the same period in 1998. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 and 1998 included $11,401 and $11,559, respectively, earned on the note receivable from Semele Group, Inc. ("Semele"). See Note 5 to the accompanying financial statements. Interest income also included interest earned on proceeds from the issuance of Class B Interests. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 1999.

     During the three months ended March 31, 1999, the Trust sold equipment having a net book value of $789,848 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $75,830 compared to a net loss of $1,298 on equipment having a net book value of $139,198 during the same period in 1998.

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

     Depreciation expense was $316,239 and $653,588 for the three months ended March 31, 1999 and 1998, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $13,372 or 4.3% of lease revenue in 1999 and $32,136 or 4.4% of lease revenue in 1998. Interest expense in future periods is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

     Management fees were 4.3% and 4.5% of lease revenue during the three months ended March 31, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses were $82,375 and $50,233 during the three months ended March 31, 1999 and 1998, respectively. Operating expenses were higher in 1999 principally as a result of costs incurred of approximately $32,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                            AFG Investment Trust A

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $682,534 and $899,789 for the three months ended March 31, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1999, the Trust realized net cash proceeds of $865,678 compared to $137,900 for the same period in 1998. Sale proceeds in 1999 include $786,406 related to the Trust's 6.74% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 1999, the Trust decreased the carrying value of its investment in Semele common stock to $3.625 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market at March 31, 1999) resulting in an unrealized loss in 1999 of $10,484. This unrealized loss was reported as a component of comprehensive income, included in participants' capital.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. Notwithstanding the foregoing, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc.

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1998, the Managing Trustee had a positive tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

                            AFG Investment Trust A

                                  FORM 10-Q

                        PART I. FINANCIAL INFORMATION


     At March 31, 1999, the Trust was due aggregate future minimum lease payments of $1,279,714 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $742,104 (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Class A distributions have been maintained at an annualized rate of $1.64 per Class A Interest since October 1996. Class B distributions were set at an annualized distribution rate of $0.66 per Class B Interest commencing July 18, 1997 and decreased to an annualized distribution rate of $0.47 per Class B Interest in August 1998 following the Class B Capital Distribution paid at that time. Future distributions with respect to Class B Interests will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1999, the Trust declared total cash distributions of $324,603. Of the total distributions, the Beneficiaries were allocated $294,577 ($197,387 for Class A Beneficiaries and $97,190 for Class B Beneficiaries); the Special Beneficiary was allocated $26,780, and the Managing Trustee was allocated $3,246.

     The nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities and the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing future cash distribution rates.

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



                                             AFG Investment Trust A


                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                               By:      /S/  MICHAEL J. BUTTERFIELD
                                        ----------------------------------------
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    MAY 13, 1999



                               By:      /S/  GARY ROMANO
                                        ----------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    MAY 13, 1999