Form 10-Q
period 1999-06-30
AFG INVESTMENT TRUST A
filed 1999-08-06
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                                -----------------------------------------------

                                          OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                               ----------------------


For Quarter Ended June 30, 1999                  Commission File No.  0-21396
                  -------------                                     -----------


                             AFG Investment Trust A
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               04-3145953
----------------------------------           ----------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


88 Broad Street, Boston, MA                               02110
----------------------------------           ----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes       No
                                                        ---      ---

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX



                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Statement of Financial Position
        at June 30, 1999 and December 31, 1998                                      3

      Statement of Operations
        for the three and six months ended June 30, 1999 and 1998                   4

      Statement of Changes in Participants' Capital
        for the six months ended June 30, 1999                                      5

      Statement of Cash Flows
        for the six months ended June 30, 1999 and 1998                             6

      Notes to the Financial Statements                                          7-11


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               12-16


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                    17


                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                                       June 30,    December 31,
                                                                         1999           1998
                                                                    ------------   ------------
ASSETS

Cash and cash equivalents                                           $  4,997,083   $  3,456,154
Restricted cash                                                          413,247      1,343,053
Marketable securities                                                     35,307             --
Rents receivable                                                           8,903        188,331
Accounts receivable - affiliate                                          510,666         70,959
Note receivable - affiliate                                              462,353        462,353
Investment securities - affiliate                                         86,497         86,497
Investment in Kirkwood                                                   606,000             --
Equipment at cost, net of accumulated depreciation
  of $8,131,786 and $10,824,318 at June 30, 1999
  and December 31, 1998, respectively                                  2,635,744      3,893,098
                                                                    ------------   ------------

         Total assets                                               $  9,755,800   $  9,500,445
                                                                    ------------   ------------
                                                                    ------------   ------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                       $    716,591   $   861,300
Accrued interest                                                           2,028         2,933
Accrued liabilities                                                       99,325       118,500
Accrued liabilities - affiliate                                           83,585        11,947
Deferred rental income                                                    12,560        10,265
Cash distributions payable to participants                               571,736       180,702
                                                                    ------------   ------------

         Total liabilities                                             1,485,825     1,185,647
                                                                    ------------   ------------

Participants' capital (deficit):
   Managing Trustee                                                        6,921       (16,788)
   Special Beneficiary                                                    56,236      (129,812)
   Class A Beneficiary Interests (482,016 Interests;
     initial purchase price of $25 each)                               7,267,649     7,567,249
   Class B Beneficiary Interests (826,072 Interests;
     initial purchase price of $5 each)                                1,573,580     1,528,560
   Treasury Interests (67,202 Class A Interests at Cost)                (634,411)     (634,411)
                                                                    ------------   ------------

         Total participants' capital                                   8,269,975     8,314,798
                                                                    ------------   ------------

         Total liabilities and participants' capital                $  9,755,800   $ 9,500,445
                                                                    ------------   ------------
                                                                    ------------   ------------

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                   Three Months                           Six Months
                                                  Ended June 30,                        Ended June 30,
                                         -------------------------------    ---------------------------------
                                              1999             1998              1999               1998
                                         -------------     -------------    -------------       -------------
Income:

    Lease revenue                        $     312,097     $     549,647    $     624,010     $  1,281,535

    Interest income                             73,995            76,249          133,832          155,120

    Interest income - affiliate                 11,527            11,716           22,928           23,275

    Gain (loss) on sale of equipment           622,833           (77,440)         698,663          (78,738)

    Other income                                    --                --          261,116               --
                                         -------------     -------------    -------------     ------------

      Total income                           1,020,452           560,172        1,740,549        1,381,192
                                         -------------     -------------    -------------     ------------


Expenses:

    Depreciation                               192,349           610,333          508,588        1,263,921

    Interest expense                            12,543            25,734           25,915           57,870

    Equipment management fees
      - affiliate                               15,550            24,101           29,113           57,227

    Operating expenses - affiliate             102,316           165,419          184,691          215,652
                                         -------------    --------------    -------------     ------------

      Total expenses                           322,758           825,587          748,307        1,594,670
                                         -------------    --------------    -------------     ------------

Net income (loss)                        $     697,694    $     (265,415)   $     992,242     $   (213,478)
                                         -------------    --------------    -------------     ------------
                                         -------------    --------------    -------------     ------------

Net income (loss)

  per Class A Beneficiary Interest       $        0.85    $           --    $        1.00     $         --
                                         -------------    --------------    -------------     ------------
                                         -------------    --------------    -------------     ------------

  per Class B Beneficiary Interest       $        0.25    $        (0.32)   $        0.29     $      (0.32)
                                         -------------    --------------    -------------     ------------
                                         -------------    --------------    -------------     ------------

Cash distributions declared
  per Class A Beneficiary Interest       $        1.22    $         0.41    $        1.63     $       0.82
                                         -------------    --------------    -------------     ------------
                                         -------------    --------------    -------------     ------------

  per Class B Beneficiary Interest       $        0.12    $         0.16    $        0.24     $       0.33
                                         -------------    --------------    -------------     ------------
                                         -------------    --------------    -------------     ------------


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                     for the six months ended June 30, 1999

                                   (Unaudited)


                                      Managing    Special    Class A Beneficiaries  Class B Beneficiaries
                                       Trustee  Beneficiary  ---------------------  ---------------------  Treasury
                                       Amount     Amount     Interests   Amount     Interests   Amount     Interests      Total
                                     ---------  -----------  ---------  ----------  ---------  ----------  ----------   ----------

Balance at December 31, 1998         $(16,788)  $(129,812)   482,016    $7,567,249   826,072   $1,528,560  $(634,411)   $8,314,798

   Net income                          30,169     239,346       --         484,278      --        238,449        --        992,242

   Unrealized gain on marketable
     securities                            32         262       --           1,930      --            951        --          3,175
                                     --------   ---------    -------    ----------   -------  -----------   ---------   ----------

Comprehensive income                   30,201     239,608       --         486,208      --        239,400        --        995,417
                                     --------   ---------    -------    ----------   -------  -----------   ---------   ----------

Cash distributions declared            (6,492)    (53,560)      --        (785,808)     --       (194,380)       --     (1,040,240)
                                     --------   ---------    -------    ----------   -------  -----------   ---------   ----------


Balance at June 30, 1999             $  6,921   $  56,236    482,016    $7,267,649   826,072   $1,573,580   $(634,411)  $8,269,975
                                     --------   ---------    -------    ----------   -------  -----------   ---------   ----------
                                     --------   ---------    -------    ----------   -------  -----------   ---------   ----------


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                                           1999                  1998
                                                                                     ---------------       ---------------
Cash flows from (used in) operating activities:
Net income (loss)                                                                    $       992,242       $      (213,478)

Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation                                                                        508,588             1,263,921
         (Gain) loss on sale of equipment                                                   (698,663)               78,738

Changes in assets and liabilities
    Decrease (increase) in:
         Rents receivable                                                                    179,428               231,894
         Accounts receivable - affiliate                                                    (439,707)              240,387
    Increase (decrease) in:
         Accrued interest                                                                       (905)              (13,820)
         Accrued liabilities                                                                 (19,175)              102,984
         Accrued liabilities - affiliate                                                      71,638               (32,196)
         Deferred rental income                                                                2,295               (67,706)
                                                                                     ---------------       ---------------
            Net cash from operating activities                                               595,741             1,590,724
                                                                                     ---------------       ---------------

Cash flows from (used in) investing activities:
    Proceeds from equipment sales                                                          1,447,429               445,042
    Investment in Kirkwood                                                                  (606,000)                   --
    Purchase of marketable securities                                                        (32,132)                   --
                                                                                     ---------------       ---------------

            Net cash from investing activities                                               809,297               445,042
                                                                                     ---------------       ---------------

Cash flows from (used in) financing activities:
    Principal payments - notes payable                                                      (144,709)             (818,228)
    Distributions paid                                                                      (649,206)             (735,204)
    Restricted cash                                                                          929,806                    --
                                                                                     ---------------       ---------------

            Net cash from (used in) financing activities                                     135,891            (1,553,432)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                  1,540,929               482,334

Cash and cash equivalents at beginning of period                                           3,456,154             3,176,850
                                                                                     ---------------       ---------------


Cash and cash equivalents at end of period                                           $     4,997,083       $     3,659,184
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                       $        26,820       $        71,690
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six months ended June 30, 1999 and 1998 have been made and are reflected.

NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $3,175 during the six months ended June 30, 1999 that is included as a separate component of participants' capital.

     At June 30, 1999, the Trust had $1,272,309 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $413,247 which is classified as Restricted Cash and represents funds designated to pay a special cash distribution to Class A Beneficiaries in conjunction with the settlement of the Class Action Lawsuit referred to in Notes 9 and 10.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $1,138,229 are due as follows:


          For the year ending June 30, 2000          $    530,261
                                       2001               336,610
                                       2002               180,145
                                       2003                91,213
                                                     ------------

                                       Total         $  1,138,229
                                                     ------------
                                                     ------------


                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                               Remaining
                                                              Lease Term         Equipment
        Equipment Type                                         (Months)            at Cost
        --------------                                        ----------     ----------------

Aircraft                                                          0-42          $ 5,660,857
Communications                                                      18            1,802,423
Materials handling                                                0-27            1,627,522
Research and test                                                    0              459,282
Manufacturing                                                        0              442,590
Construction and mining                                          15-42              347,888
Computers and peripherals                                            0              328,094
Retail store fixtures                                                4               87,824
Photocopying                                                         4               11,050
                                                                             ----------------

                                                   Total equipment cost          10,767,530

                                               Accumulated depreciation          (8,131,786)
                                                                             ----------------

                             Equipment, net of accumulated depreciation         $ 2,635,744
                                                                             ----------------
                                                                             ----------------



     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At June 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $4,145,374, representing approximately 38% of total equipment cost.

     At June 30, 1999, the cost and net book value of equipment held for sale or re-lease was approximately $4,657,000 and $1,295,000, respectively. This equipment includes a SAAB SF340A aircraft formerly leased to Comair, Inc. with a cost and net book value of $4,421,116 and $1,292,743, respectively. The Managing Trustee is actively seeking the sale of this aircraft and the sale or re-lease of all other equipment not on lease.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

     As a result of an asset exchange in 1997, the Trust owns 20,969 common shares of an affiliate, Semele Group Inc. ("Semele"), and has a beneficial interest in a Note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April, 2000 and bears an annual interest rate of 10% with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Trust recognized interest income of $22,928 related to the Semele Note during the six months ended June 30, 1999.

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended June 30, 1999, the Trust increased the carrying value of its investment in Semele common stock to $4.125 per share (the quoted price on the NASDAQ SmallCap market at June 30, 1999), resulting in an unrealized gain of $10,484. This gain offsets an unrealized loss of the same amount recorded during the three months ended March 31, 1999.


NOTE 6 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and Semele purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and significant land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $606,000, including a 1% acquisition fee ($6,000) paid to EFG.


NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                              1999                 1998
                                                        ---------------      ---------------
     Equipment management fees                          $        29,113      $        57,227
     Acquisition fees                                             6,321                   --
     Administrative charges                                      71,436               34,140
     Reimbursable operating expenses
     due to third parties                                       113,255              181,512
                                                        ---------------      ---------------

                                     Total              $       220,125      $       272,879
                                                        ---------------      ---------------
                                                        ---------------      ---------------



     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1999, the Trust was owed $510,666 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to
Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimburseable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $25,000 and $18,000, respectively.

NOTE 8 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes of $716,591 payable to banks and institutional lenders. The notes bear interest rates of 5.7%, except for one note which bears a fluctuating interest rate based

                            AFG Investment Trust A

                       Notes to the Financial Statements

                                 (Continued)


on LIBOR (4.99% at June 30, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc. The carrying amount of notes payable approximates fair value at June 30, 1999.

     The annual maturities of notes payable are as follows:

          For the year ending June 30,     2000           $     121,143
                                           2001                 123,188
                                           2002                 133,221
                                           2003                 339,039
                                                          -------------

                                           Total          $     716,591
                                                          -------------
                                                          -------------


NOTE 9 - LEGAL PROCEEDINGS

     On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Trust (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the Managing Trustee, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit." The Class Action Lawsuit was divided into two sub-classes on March 22, 1999.

     On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $413,247, including legal fees for Plaintiffs' counsel of $22,213, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $929,806 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit, including the fees for Plaintiff's counsel referenced above, is estimated to be approximately $88,000, all of which was accrued and expensed by the Trust in 1998.

     In addition to the foregoing, the Trust is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. The following action was resolved during the quarter ended June 30, 1999:

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Trust and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"). The Complaint seeks reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995,

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Trust for the disputed sales tax items referenced above. This matter did not have a material effect on the Trust's financial position or results of operations.


NOTE 10 - SUBSEQUENT EVENT

     In July 1999, the Trust distributed $413,247, including legal fees of $22,213 paid to Plaintiffs' counsel, as a special cash distribution in connection with the settlement of the Class Action Lawsuit described in Note 9 above.

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     AFG Investment Trust A (the "Trust") commenced operations in 1992 and, pursuant to its Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2003. The Trust was a Nominal Defendant in a Class Action Lawsuit that was settled, with respect to the Trust and certain affiliates, in May 1999. See Note 9 to the accompanying financial statements.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, and future economic conditions.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. Financial Information


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Trust recognized lease revenue of $312,097 and $624,010, respectively, compared to $549,647 and $1,281,535 for same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     For the three and six months ended June 30, 1999, the Trust earned interest income of $85,522 and $156,760, respectively, compared to $87,965 and $178,395 for the same periods in 1998. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income during 1999 and 1998 includes interest earned on the note receivable from Semele Group, Inc. ("Semele") which is reflected as interest income - affiliate on the accompanying Statement of Operations. See also Note 5 to the accompanying financial statements. Interest income also includes interest earned on proceeds from the issuance of Class B Interests. The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 1999.

     During the three and six months ended June 30, 1999, the Trust sold equipment having a net book value of $11,237 and $748,766 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $622,833 and $698,663, respectively.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                           PART I. Financial Information


     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

     Depreciation expense was $192,349 and $508,588 for the three and six months ended June 30, 1999, respectively, compared to $610,333 and $1,263,921 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $12,543 and $25,915 or 4% and 4.2% of lease revenue for the three and six months ended June 30, 1999, respectively, compared to $25,734 and $57,870 or 4.7% and 4.5% of lease revenue for the same periods in 1998. Interest expense in future periods is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness. However, to the extent that reinvestment assets are acquired using financing, future interest expense could increase.

     Management fees were 5% and 4.7% of lease revenue for the three and six months ended June 30, 1999 compared to 4.4% and 4.5% of lease revenue for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $102,316 and $184,691 for the three and six months ended June 30, 1999, respectively, compared to $165,419 and $215,652 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative and third party costs of approximately $43,000. During 1998, the Trust also accrued for certain legal expenses related to the Class Action Lawsuit described in Note 9 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $595,741 and $1,590,724 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

     The Trust's equipment is leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an

                             AFG Investment Trust A

                                   FORM 10-Q

                          PART I. Financial Information


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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Trust expended $606,000 to acquire its investment in Kirkwood (see Note 6 for discussion of this transaction). During the six months ended June 30, 1999, the Trust realized net cash proceeds from asset disposals of $1,447,429 compared to $445,042 for the same period in 1998. Sale proceeds in 1999 include $786,406 related to the Trust's 6.74% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the six months ended June 30, 1999, the Trust recorded an unrealized gain on available-for-sale securities of $3,175.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. Notwithstanding the foregoing, the Trust has a balloon payment obligation of $282,421 in 2003, at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc.

     At June 30, 1999, the Trust was due aggregate future minimum lease payments of $1,138,229 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $716,591 (see Note 8 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                            AFG Investment Trust A

                                  FORM 10-Q

                         PART I. Financial Information


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

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Trust declared total cash distributions of $1,040,240, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $980,188 ($785,808 to Class A Beneficiaries and $194,380 to Class B Beneficiaries); the Special Beneficiary was allocated $53,560, and the Managing Trustee was allocated $6,492.

     In July 1999, the Trust distributed $413,247, including legal fees of $22,213 paid to Plaintiffs' counsel, as a special cash distribution in connection with the settlement of the Class Action Lawsuit described in Note 9 to the accompanying financial statements.

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

     In the future, the nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities and the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing future cash distribution rates.

     During the past year, the Managing Trustee has evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions have involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it is considering returning a portion of the Trust's capital to the Trust Beneficiaries in the event that suitable reinvestment transactions are not identified.

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


                                              AFG Investment Trust A


                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                               By:      /s/  Michael J. Butterfield
                                        ---------------------------------------
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    August 6, 1999
                                        ---------------------------------------



                               By:      /s/  Gary Romano
                                        ---------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    August 6, 1999
                                        ---------------------------------------