Form 10-Q
period 1999-09-30
AFG INVESTMENT TRUST A
filed 1999-11-04
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

                              ---------------------

For Quarter Ended September 30, 1999               Commission File No.  0-21396


                             AFG INVESTMENT TRUST A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   04-3145953
-----------------------------------------                -----------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

88 BROAD STREET, BOSTON, MA                                02110
-----------------------------------------                -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                     -----  -----

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX




                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1999 and December 31, 1998                                3

      Statement of Operations
        for the three and nine months ended September 30, 1999 and 1998            4

      Statement of Changes in Participants' Capital
        for the nine months ended September 30, 1999                               5

      Statement of Cash Flows
        for the nine months ended September 30, 1999 and 1998                      6

      Notes to the Financial Statements                                         7-11


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              12-16


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                   17

                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                         September 30,    December 31,
                                                             1999             1998
                                                         -------------    ------------
ASSETS

Cash and cash equivalents                                  $ 5,245,932    $ 3,456,154
Restricted cash                                                     --      1,343,053
Marketable securities                                           39,154             --
Marketable securities - affiliate                              114,019         86,497
Rents receivable                                                 1,392        188,331
Accounts receivable - affiliate                                 50,120         70,959
Note receivable - affiliate                                    462,353        462,353
Investment in Kirkwood                                         606,000             --
Equipment at cost, net of accumulated depreciation
  of $7,666,723 and $10,824,318 at September 30, 1999
  and December 31, 1998, respectively                        2,515,005      3,893,098
                                                           -----------    -----------

         Total assets                                      $ 9,033,975    $ 9,500,445
                                                           ===========    ===========



LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $   683,279    $   861,300
Accrued interest                                                 2,016          2,933
Accrued liabilities                                             34,500        118,500
Accrued liabilities - affiliate                                 14,071         11,947
Deferred rental income                                          12,574         10,265
Cash distributions payable to participants                     180,702        180,702
                                                           -----------    -----------

         Total liabilities                                     927,142      1,185,647
                                                           -----------    -----------

Participants' capital (deficit):
   Managing Trustee                                              5,290        (16,788)
   Special Beneficiary                                          40,506       (129,812)
   Class A Beneficiary Interests (482,016 Interests;
     initial purchase price of $25 each)                     7,151,709      7,567,249
   Class B Beneficiary Interests (826,072 Interests;
     initial purchase price of $5 each)                      1,543,739      1,528,560
   Treasury Interests (67,202 Class A Interests at Cost)      (634,411)      (634,411)
                                                           -----------    -----------

         Total participants' capital                         8,106,833      8,314,798
                                                           -----------    -----------

         Total liabilities and participants' capital       $ 9,033,975    $ 9,500,445
                                                           ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)



                                                  Three Months                     Nine Months
                                               Ended September 30,             Ended September 30,
                                             1999            1998            1999            1998
                                         -----------     -----------      -----------     -----------
Income:

    Lease revenue                        $   213,021     $   435,108      $   837,031     $ 1,716,643

    Interest income                           71,407          68,606          205,239         223,726

    Interest income - affiliate               11,654          11,307           34,582          34,582

    Gain (loss) on sale of equipment          61,794        (115,694)         760,457        (194,432)

    Other income                                  --              --          261,116              --
                                         -----------     -----------      -----------     -----------

      Total income                           357,876         399,327        2,098,425       1,780,519
                                         -----------     -----------      -----------     -----------


Expenses:

    Depreciation                             119,402         395,589          627,990       1,659,510

    Interest expense                          12,433          19,587           38,348          77,457

    Equipment management fees
      - affiliates                            12,098          19,718           41,211          76,945

    Operating expenses - affiliate            83,851         100,309          268,542         315,961
                                         -----------     -----------      -----------     -----------

      Total expenses                         227,784         535,203          976,091       2,129,873
                                         -----------     -----------      -----------     -----------


Net income (loss)                        $   130,092     $  (135,876)     $ 1,122,334     $  (349,354)
                                         ===========     ===========      ===========     ===========


Net income (loss)
  per Class A Beneficiary Interest       $      0.17     $        --      $      1.17     $        --
                                         ===========     ===========      ===========     ===========

  per Class B Beneficiary Interest       $      0.05     $     (0.16)     $      0.34     $     (0.49)
                                         ===========     ===========      ===========     ===========

Cash distributions declared
  per Class A Beneficiary Interest       $      0.41     $      0.41      $      2.04     $      1.23
                                         ===========     ===========      ===========     ===========

  per Class B Beneficiary Interest       $      0.11     $      1.65      $      0.35     $      1.98
                                         ===========     ===========      ===========     ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL for the nine months ended September 30, 1999

                                   (Unaudited)



                                      Managing      Special     Class A Beneficiaries
                                      Trustee     Beneficiary   ----------------------
                                       Amount       Amount      Interests      Amount
                                     -----------  -----------  ----------- -----------

Balance at December 31, 1998         $   (16,788) $  (129,812)     482,016 $ 7,567,249

     Net income                           31,471      250,079           --     563,384

     Unrealized gain on marketable
        securities                           345          579           --       4,271
                                     -----------  -----------  ----------- -----------

Comprehensive income                      31,816      250,658           --     567,655
                                     -----------  -----------  ----------- -----------

Cash distributions declared               (9,738)     (80,340)          --    (983,195)
                                     -----------  -----------  ----------- -----------


Balance at September 30, 1999        $     5,290  $    40,506      482,016 $ 7,151,709
                                     ===========  ===========  =========== ===========







                                      Class B Beneficiaries
                                     -----------------------   Treasury
                                      Interests      Amount    Interests        Total
                                     ----------- -----------  -----------  -----------

Balance at December 31, 1998             826,072 $ 1,528,560  $  (634,411) $ 8,314,798

     Net income                               --     277,400           --    1,122,334

     Unrealized gain on marketable
        securities                            --      29,349           --       34,544
                                     ----------- -----------  -----------  -----------

Comprehensive income                          --     306,749           --    1,156,878
                                     ----------- -----------  -----------  -----------

Cash distributions declared                   --    (291,570)          --   (1,364,843)
                                     ----------- -----------  -----------  -----------


Balance at September 30, 1999            826,072 $ 1,543,739  $  (634,411) $ 8,106,833
                                     =========== ===========  ===========  ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                                            1999           1998
                                                                        -----------    -----------
Cash flows from (used in) operating activities:
Net income (loss)                                                       $ 1,122,334    $  (349,354)

Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation                                                       627,990      1,659,510
         (Gain) loss on sale of equipment                                  (760,457)       194,432

Changes in assets and liabilities Decrease in:
         Rents receivable                                                   186,939        503,234
         Accounts receivable - affiliate                                     20,839        184,239
    Increase (decrease) in:
         Accrued interest                                                      (917)       (27,591)
         Accrued liabilities                                                (84,000)       141,450
         Accrued liabilities - affiliate                                      2,124        (19,387)
         Deferred rental income                                               2,309        (68,365)
                                                                        -----------    -----------

            Net cash from operating activities                            1,117,161      2,218,168
                                                                        -----------    -----------

Cash flows from (used in) investing activities:
    Purchase of equipment                                                        --        (15,246)
    Proceeds from equipment sales                                         1,510,560        545,968
    Investment in Kirkwood                                                 (606,000)            --
    Purchase of marketable securities                                       (32,132)            --
                                                                        -----------    -----------

            Net cash from investing activities                              872,428        530,722
                                                                        -----------    -----------

Cash flows from (used in) financing activities:
    Principal payments - notes payable                                     (178,021)    (1,332,947)
    Distributions paid                                                   (1,364,843)    (2,337,040)
    Restricted cash                                                       1,343,053      1,277,843
    Purchase of treasury interests                                               --        (14,400)
                                                                        -----------    -----------

            Net cash used in financing activities                          (199,811)    (2,406,544)
                                                                        -----------    -----------

Net increase in cash and cash equivalents                                 1,789,778        342,346

Cash and cash equivalents at beginning of period                          3,456,154      3,176,850
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $ 5,245,932    $ 3,519,196
                                                                        ===========    ===========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                          $    39,265    $   105,048
                                                                        ===========    ===========




                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine months ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $34,544 during the nine months ended September 30, 1999 that is included as a separate component of participants' capital.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $1,000,715 are due as follows:


     For the year ending September 30, 2000          $         518,081
                                       2001                    257,059
                                       2002                    179,149
                                       2003                     46,426
                                                    ------------------

                                       Total         $       1,000,715
                                                    ==================

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                              Remaining
                                             Lease Term      Equipment
        Equipment Type                        (Months)        At Cost
        --------------                        --------     -----------

Aircraft                                          0-39     $ 5,660,857
Communications                                      15       1,802,423
Materials handling                                0-24       1,516,699
Manufacturing                                        0         442,590
Construction and mining                          12-39         347,888
Computers and peripherals                            0         312,397
Retail store fixtures                                1          87,824
Photocopying                                         1          11,050
                                                           -----------

                                  Total equipment cost      10,181,728

                              Accumulated depreciation      (7,666,723)
                                                           -----------
            Equipment, net of accumulated depreciation     $ 2,515,005
                                                           ===========


     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At September 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $4,144,021, representing approximately 41% of total equipment cost.

     At September 30, 1999, the cost and net book value of equipment held for sale or re-lease was approximately $4,636,000 and $1,231,000, respectively. This equipment includes a SAAB SF340A aircraft formerly leased to Comair, Inc. with a cost and net book value of $4,421,116 and $1,231,246, respectively. The Managing Trustee is actively seeking the sale of this aircraft and the sale or re-lease of all other equipment not on lease.


NOTE 5 - MARKETABLE SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

     As a result of an asset exchange in 1997, the Trust owns 20,969 common shares of an affiliate, Semele Group Inc. ("Semele"), and has a beneficial interest in a Note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April, 2000 and bears an annual interest rate of 10% with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Trust recognized interest income of $34,582 related to the Semele Note during the nine months ended September 30, 1999.

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 1999, the Trust increased the carrying value of its investment in Semele common stock to $5.4375 per share (the quoted price on the NASDAQ SmallCap market at September 30, 1999), resulting in an unrealized gain of $27,522.


NOTE 6 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and Semele purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $606,000, including a 1% acquisition fee ($6,000) paid to EFG.


NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                    1999              1998
                                              ---------------   ---------------

     Equipment management fees                $        41,211   $        76,945
     Acquisition fees                                   6,321                --
     Administrative charges                            95,301            51,210
     Reimbursable operating expenses
       due to third parties                           173,241           264,751
                                              ---------------   ---------------

                                     Total    $       316,074   $       392,906
                                              ===============   ===============


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1999, the Trust was owed $50,120 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $25,000 and $18,000, respectively.


NOTE 8 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of an installment note of $683,279 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (5.38% at September 30, 1999) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


at the expiration of the related lease term. The carrying amount of notes payable approximates fair value at September 30, 1999.

     The annual maturities of notes payable are as follows:


     For the year ending September 30, 2000          $     123,132
                                       2001                129,976
                                       2002                137,217
                                       2003                292,954
                                                     -------------

                                       Total         $     683,279
                                                     =============


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

     On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $413,247, including legal fees for Plaintiffs' counsel of $22,213, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $929,806 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit, including the fees for Plaintiff's counsel referenced above, was estimated to be approximately $88,000, all of which was accrued and expensed by the Trust in 1998.

     In addition to the foregoing, the Trust is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. The following action was resolved during the nine months ended September 30, 1999:

Action involving National Steel Corporation

     EFG, on behalf of the Trust and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"). The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                   (Continued)


covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Trust for the disputed sales tax items referenced above. This matter did not have a material effect on the Trust's financial position or results of operations.

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

Year 2000 Issue

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Trust. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998:

Results of Operations

     For the three and nine months ended September 30, 1999, the Trust recognized lease revenue of $213,021 and $837,031, respectively, compared to $435,108 and $1,716,643 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     For the three and nine months ended September 30, 1999, the Trust earned interest income of $83,061 and $239,821, respectively, compared to $79,913 and $258,308 for the same periods in 1998. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income during 1999 and 1998 includes interest earned on the note receivable from Semele Group, Inc. ("Semele") which is reflected as interest income - affiliate on the accompanying Statement of Operations. See also Note 5 to the accompanying financial statements. Interest income also includes interest earned on proceeds from the issuance of Class B Interests. The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

     During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $1,337 and $750,103 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $61,794 and $760,457, respectively.

     During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $216,620 and $740,400 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $115,694 and $194,432, respectively.

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

     Depreciation expense was $119,402 and $627,990 for the three and nine months ended September 30, 1999, respectively, compared to $395,589 and $1,659,510 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $12,433 and $38,348 or 5.8% and 4.6% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to $19,587 and $77,457 or 4.5% of lease revenue for each of the same periods in 1998. Management fees were $12,098 and $41,211 for the three and nine months ended September 30, 1999, respectively, compared to $19,718 and $76,945 for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $83,851 and $268,542 for the three and nine months ended September 30, 1999, respectively, compared to $100,309 and $315,961 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative and third party costs of approximately $43,000. During 1998, the Trust also accrued for certain legal expenses related to the Class Action Lawsuit described in Note 9 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,117,161 and $2,218,168 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Trust expended $606,000 to acquire its investment in Kirkwood (see Note 6). During the nine months ended September 30, 1999, the Trust realized net cash proceeds from asset disposals of $1,510,560 compared to $545,968 for the same period in 1998. Sale proceeds in 1999 include $786,406 related to the Trust's 6.74% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 1999, the Trust recorded an unrealized gain on available-for-sale securities of $34,544.

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

     At September 30, 1999, the Trust was due aggregate future minimum lease payments of $1,000,715 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $683,279 (see Note 8 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


following the Class B Capital Distribution paid at that time. Future distributions with respect to Class B Interests will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1999, the Trust declared total cash distributions of $1,364,843, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $1,274,765 ($983,195 to Class A Beneficiaries and $291,570 to Class B Beneficiaries); the Special Beneficiary was allocated $80,340, and the Managing Trustee was allocated $9,738.

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



                             AFG Investment Trust A


                  By:    AFG ASIT Corporation, a Massachusetts
                         corporation and the Managing Trustee of
                         the Registrant.


                  By:    /s/  Michael J. Butterfield
                         ---------------------------------------------
                         Michael J. Butterfield
                         Treasurer AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                  Date:  November 4, 1999
                         ---------------------------------------------


                  By:    /s/  Gary Romano
                         ---------------------------------------------
                         Gary M. Romano
                         Clerk of AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                  Date:  November 4, 1999
                         ---------------------------------------------