Form 10-Q
period 2000-09-30
AFG INVESTMENT TRUST A
filed 2000-11-14
CIK 879494

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

                             AFG INVESTMENT TRUST A

                                   FORM 10-Q

                                     INDEX

                                                                                        Page
                                                                                       ------
PART I.   FINANCIAL INFORMATION:


            Item 1.   Financial Statements


                      Statement of Financial Position
                         at September 30, 2000 and December 31, 1999.............................     3


                      Statement of Operations
                         for the three and nine months ended September 30, 2000 and 1999.........     4


                      Statement of Changes in Participants' Capital
                         for the nine months ended September 30, 2000............................     5


                      Statement of Cash Flows
                         for the nine months ended September 30, 2000 and 1999...................     6


                      Notes to the Financial Statements..........................................  7-10


            Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations................................................... 11-15



PART II.   OTHER INFORMATION:


            Items 1-6............................................................................    16

                            AFG INVESTMENT TRUST A

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                     September 30,          December 31,
                                                                                         2000                   1999
                                                                                      ----------            -----------
ASSETS
Cash and cash equivalents.................................................            $2,835,193            $ 5,016,965
Marketable securities.....................................................                73,500                108,544
Marketable securities--affiliate..........................................               104,845                120,572
Rents receivable..........................................................                12,675                  1,639
Accounts receivable--affiliate............................................                11,568                 84,630
Accounts receivable--other................................................                12,933                      -
Interest receivable.......................................................                 1,287                  3,681
Note receivable--affiliate................................................               462,353                462,353
Investment in EFG/Kirkwood................................................               882,389                676,700
Investment--other.........................................................                14,443                      -
Equipment at cost, net of accumulated depreciation of $3,945,139 and
 $7,601,220 at September 30, 2000 and December 31, 1999, respectively.....             1,098,345              2,395,139
                                                                                      ----------            -----------
      Total assets.........................................................           $5,509,531            $ 8,870,223
                                                                                      ==========            ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
Notes payable.............................................................            $  572,084            $   656,454
Accrued interest..........................................................                 1,880                  2,386
Accrued liabilities.......................................................                41,800                 52,160
Accrued liabilities--affiliate............................................                24,085                 13,237
Deferred rental income....................................................                 6,927                 26,999
Cash distributions payable to participants................................                     -              3,900,000
                                                                                      ----------            -----------
     Total liabilities....................................................               646,776              4,651,236
                                                                                      ----------            -----------
Participants' capital (deficit):
 Managing Trustee.........................................................               (15,626)               (31,493)
 Special Beneficiary......................................................              (129,092)              (263,171)
 Class A Beneficiary Interests (482,016 Interests; initial purchase price
  of $25 each)............................................................             6,143,329              6,171,613
 Class B Beneficiary Interests (826,072 Interests; initial purchase price
  of $5 each).............................................................              (501,445)            (1,023,551)
 Treasury Interests (67,202 Class A Interests at Cost)....................              (634,411)              (634,411)
                                                                                      ----------            -----------
     Total participants' capital..........................................             4,862,755              4,218,987
                                                                                      ----------            -----------
     Total liabilities and participants' capital..........................            $5,509,531            $ 8,870,223
                                                                                      ==========            ===========

  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST A

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                     For the three months ended          For the nine months ended
                                                            September 30,                      September 30,
                                                       2000              1999             2000              1999
                                                     --------          --------        ----------        ----------
Income:
 Lease revenue.............................          $157,025          $213,021        $  554,690        $  837,031
 Interest income...........................            49,785            71,407           120,526           205,239
 Interest income--affiliate................            11,654            11,654            34,582            34,582
 Gain on sale of equipment.................             5,000            61,794           371,925           760,457
 Gain on sale of marketable securities.....                 -                 -            21,520                 -
 Other income..............................             6,761                 -            47,933           261,116
                                                     --------          --------        ----------        ----------
     Total income..........................           230,225           357,876         1,151,176         2,098,425
                                                     --------          --------        ----------        ----------


Expenses:
 Depreciation..............................            27,968           119,402           165,899           627,990
 Interest expense..........................            11,424            12,433            35,182            38,348
 Management fees--affiliates...............             9,965            12,098            33,619            41,211
 Operating expenses--affiliate.............            61,200            83,851           252,443           268,542
                                                     --------          --------        ----------        ----------
     Total expenses........................           110,557           227,784           487,143           976,091
                                                     --------          --------        ----------        ----------


Net income.................................          $119,668          $130,092        $  664,033        $1,122,334
                                                     ========          ========        ==========        ==========


Net income
 per Class A Beneficiary Interest..........          $      -          $   0.17        $        -        $     1.17
                                                     ========          ========        ==========        ==========
 per Class B Beneficiary Interest..........          $   1.11          $   0.05        $     0.62        $     0.34
                                                     ========          ========        ==========        ==========
Cash distributions declared
 per Class A Beneficiary Interest..........          $      -          $   0.41        $        -        $     2.04
                                                     ========          ========        ==========        ==========
 per Class B Beneficiary Interest..........          $      -          $   0.11        $        -        $     0.35
                                                     ========          ========        ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                  For the nine months ended September 30, 2000
                                  (Unaudited)

                                    Managing    Special                Class A                   Class B
                                    Trustee   Beneficiary            Beneficiaries            Beneficiaries  Treasury
                                     Amount     Amount    Interests     Amount     Interests     Amount      Interests     Total
                                     ------     ------    ---------     ------     ---------     ------      ---------     -----
Balance at December 31, 1999......  $(31,493)  $(263,171)  482,016    $6,171,613     826,072   $(1,023,551)  $(634,411)  $4,218,987
 Net income.......................    15,944     132,653         -             -           -       515,436           -      664,033
 Unrealized gain (loss) on mar-
  ketable securities/marketable
  securities--affiliate...........       (77)      1,426         -       (28,284)          -         6,670           -      (20,265)
                                    --------   ---------   -------    ----------     -------   -----------   ---------   ----------
Comprehensive income (loss).......    15,867     134,079         -       (28,284)          -       522,106           -      643,768
                                    --------   ---------   -------    ----------     -------   -----------   ---------   ----------
Balance at September 30, 2000.....  $(15,626)  $(129,092)  482,016    $6,143,329     826,072   $  (501,445)  $(634,411)  $4,862,755
                                    ========   =========   =======    ==========     =======   ===========   =========   ==========

  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST A

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                              2000                   1999
                                                                          -----------            -----------
Cash flows provided by (used in) operating activities:
Net income.....................................................           $   664,033            $ 1,122,334
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation.................................................               165,899                627,990
  Accretion of bond discount...................................                (1,626)                     -
  Gain on sale of equipment....................................              (371,925)              (760,457)
  Gain on sale of marketable securities........................               (21,520)                     -
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable.............................................               (11,036)               186,939
  Accounts receivable--affiliate...............................                73,062                 20,839
  Accounts receivable--other...................................               (12,933)                     -
  Interest receivable..........................................                 2,394                      -
 Increase (decrease) in:
  Accrued interest.............................................                  (506)                  (917)
  Accrued liabilities..........................................               (10,360)               (84,000)
  Accrued liabilities--affiliate...............................                10,848                  2,124
  Deferred rental income.......................................               (20,072)                 2,309
                                                                          -----------            -----------
     Net cash provided by operating activities.................               466,258              1,117,161
                                                                          -----------            -----------


Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales.................................             1,502,820              1,510,560
 Proceeds from sale of marketable securities...................                53,652                      -
 Investment--other.............................................               (14,443)                     -
 Investments in EFG/Kirkwood...................................              (205,689)              (606,000)
 Purchase of marketable securities.............................                     -                (32,132)
                                                                          -----------            -----------
     Net cash provided by investing activities.................             1,336,340                872,428
                                                                          -----------            -----------


Cash flows provided by (used in) financing activities:
 Principal payments--notes payable.............................               (84,370)              (178,021)
 Distributions paid............................................            (3,900,000)            (1,364,843)
 Restricted cash...............................................                     -              1,343,053
                                                                          -----------            -----------
     Net cash used in financing activities.....................            (3,984,370)              (199,811)
                                                                          -----------            -----------

Net (decrease) increase in cash and cash equivalents...........            (2,181,772)             1,789,778
Cash and cash equivalents at beginning of period...............             5,016,965              3,456,154
                                                                          -----------            -----------
Cash and cash equivalents at end of period.....................           $ 2,835,193            $ 5,245,932
                                                                          ===========            ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest......................           $    35,688            $    39,265
                                                                          ===========            ===========

  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST A

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

Note 1--Basis of Presentation

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Trust's 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine months ended September 30, 2000 and 1999 have been made and are reflected.

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

  The Trust recorded a net unrealized loss on available-for-sale securities of $20,265 during the nine month period ended September 30, 2000 that is included as a separate component of participants' capital. At September 30, 2000, total debt securities had an amortized cost of $72,996 and a fair value of $73,500. During the nine months ended September 30, 2000, total comprehensive income amounted to $643,768.

Note 3--Revenue Recognition

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $485,884 are due as follows:

        For the year ending September 30,
                 2001..................................          $260,059
                 2002..................................           179,399
                 2003..................................            46,426
                                                                 --------
                 Total.................................          $485,884
                                                                 ========

                             AFG INVESTMENT TRUST A

Note 4--Equipment

  The following is a summary of equipment owned by the Trust at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                         Remaining
                                         Lease Term               Equipment,
        Equipment Type                    (Months)                  At Cost
        --------------                    --------                  -------
Communications................               3                    $1,802,423
Aircraft......................              27                     1,239,741
Materials handling............             0-13                    1,206,299
Construction and mining.......             0-27                      347,888
Manufacturing.................               0                       221,295
Computers and peripherals.....               0                       214,788
Photocopying..................               0                        11,050
                                                                  ----------
                                Total equipment cost               5,043,484
                                Accumulated depreciation           3,945,139
                                                                  ----------
                                Equipment, net of
                                accumulated depreciation          $1,098,345
                                                                  ==========

  At September 30, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $3,701,751, representing approximately 73% of total equipment cost.

  Certain of the Trust's equipment and the related lease terms were used to secure the Trust's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $1,240,000 and a net book value of $973,555 at September 30, 2000.

  The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $436,078. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

Note 5--Marketable Securities--Affiliate and Note Receivable--Affiliate

  As a result of an exchange transaction in 1997, the Trust owns 20,969 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $11,654 and $34,582, respectively, related to the Semele Note for each of the three and nine months ended September 30, 2000 and 1999.

  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Trust decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to September 30, 2000), resulting in an unrealized loss of $15,727. This loss was reported as a component of comprehensive income
(loss) included in participant's capital.

                            AFG INVESTMENT TRUST A

                NOTES TO THE FINANCIAL STATEMENTS--(Continued)

Note 6--Investment In EFG/Kirkwood

  On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC
("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. On May 1, 2000, the Trusts exchanged their interests in KAI common stock and preferred stock for corresponding pro-rata interests in Mountain Resort Holdings LLC ("Mountain Resort"). Mountain Resort owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in Mountain Resort, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $882,389, including a 1% acquisition fee ($8,737) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

Note 7--Related Party Transactions

  All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                   For the nine months ended
                                                                           September 30,
                                                                    2000              1999
                                                                  --------          --------
Management fees................................................   $ 33,619          $ 41,211
Acquisition fees...............................................      2,180             6,321
Administrative charges.........................................     74,511            95,301
Reimbursable operating expenses due to third parties...........    177,932           173,241
                                                                  --------          --------
  Total........................................................   $288,242          $316,074
                                                                  ========          ========

  All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2000, the Trust was owed $11,568 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2000.

Note 8--Notes Payable

  Notes payable at September 30, 2000 consisted of an installment note of $572,084 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (approximately 6.62% at September 30, 2000) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421 at the expiration of the related lease term in January 2003. The carrying amount of the note approximates fair value at September 30, 2000.

                            AFG INVESTMENT TRUST A

Note 8--Notes Payable (continued)

  The annual maturities of the note are as follows:

          For the year ending September 30,
                2001...................................    $121,614
                2002...................................     133,242
                2003...................................     317,228
                                                           --------
                Total..................................    $572,084
                                                           ========
Note 9--Guaranty Agreement

  On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor (``Heller''). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 7% of the current guaranteed amount, or $1,671,536 at September 30, 2000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $70,000, excluding interest. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized $47,933 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 2000.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

Results of Operations

  For the three and nine months ended September 30, 2000, the Trust recognized lease revenue of $157,025 and $554,690, respectively, compared to $213,021 and $837,031, respectively, for same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and equipment sales. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

  Interest income for the three and nine months ended September 30, 2000 was $61,439 and $155,108, respectively, compared to $83,061 and $239,821, respectively, for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income during the three and nine months ended September 30, of 2000 and 1999 includes interest earned of $11,654 and $34,582, respectively, on the note receivable from Semele Group, Inc. ("Semele") which is reflected as interest income-affiliate on the accompanying Statement of Operations. See also Note 5 to the financial statements herein. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. In addition, the Trust made a distribution of $3,900,000 in January 2000, which resulted in a reduction in cash available for investment.

  During the three and nine months ended September 30, 2000, the Trust sold fully-depreciated equipment and equipment having a net book value $1,130,895, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,000 and $371,925, respectively.

  During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $1,337 and $750,103, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $61,794 and $760,457, respectively.

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

  During the nine months ended September 30, 2000, the Trust sold marketable securities, having a book value of $32,132, resulting in a gain, for financial statement purposes, of $21,520.

  On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized $47,933 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 2000.

  The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller during the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

  Depreciation expense was $27,968 and $165,899, respectively, for the three and nine months ended September 30, 2000, compared to $119,402 and $627,990 for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $11,424 and $35,182, respectively, for the three and nine months ended September 30, 2000 compared to $12,433 and $38,348 for the same periods in 1999. Interest expense will continue to decrease in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were $9,965 and $33,619, respectively, for the three and nine months ended September 30, 2000 compared to $12,098 and $41,211 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $61,200 and $252,443, respectively, for the three and nine months ended September 30, 2000 compared to $83,851 and $268,542 for the same periods in 1999. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

  The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $466,258 and $1,117,161 for the nine months ended September 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Trust expended $205,689 and $606,000, respectively, for its investment in EFG/Kirkwood. See Note 6 to the financial statements herein. The Trust expended $14,443 to acquire a certain investment and $32,132 to purchase marketable securities during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Trust realized net cash proceeds from equipment disposals of $1,502,820 compared to $1,510,560 for the same period in 1999. Sale proceeds in 2000 include $1,400,000 related to the sale of the Trust's SAAB SF340A aircraft formerly leased to Comair, Inc. in May 2000. Sale proceeds in 1999 include $786,406 related to the Trust's 6.74% interest in a McDonnell-Douglas MD-82 aircraft, formerly leased to Alaska Airlines, Inc., which was sold in January 1999. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of marketable securities of $53,652 during the nine months ended September 30, 2000.

  At September 30, 2000, the Trust was due aggregate future minimum lease payments of $485,884 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $572,084. See Notes 3 and 8 to the financial statements herein. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 2000, the Trust recorded a net unrealized loss on available-for-sale securities of $20,265.

  The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. At September 30, 2000, the Trust had only one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Reno Air, Inc. That note will be partially amortized by the remaining contracted lease payments. Upon expiration of the lease agreement in 2003, the Trust will have a balloon payment obligation of $282,421 to retire this indebtedness.

  The Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $3,900,000, which was paid on January 19, 2000.

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

  In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds as the Trust matures and changes as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

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


                                 EXHIBIT INDEX
                                 -------------

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

                            Date: November 14, 2000