Form 10-K
period 2000-12-31
AFG INVESTMENT TRUST A
filed 2001-04-17
CIK 879494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to_________________________

Commission file number           0-21396
                      ----------------------------------------------------------

                             AFG Investment Trust A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                    04-3145953
-----------------------------------------------------        -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad St., Sixth Floor, Boston, MA                         02110
-----------------------------------------------------        -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act  NONE
                                                            --------------------

   Title of each class                                      Name of each
                                                            exchange on which
                                                            registered

-------------------------------------------------           --------------------
-------------------------------------------------           --------------------

Securities registered pursuant to Section 12(g) of the Act:

                   549,218 Class A Trust Beneficiary Interests
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2000 (Part I and II)

                             AFG Investment Trust A

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----

                                        PART I

Item 1.     Business                                                                3

Item 2.     Properties                                                              6

Item 3.     Legal Proceedings                                                       6

Item 4.     Submission of Matters to a Vote of Security Holders                     6


                                       PART II

Item 5.     Market for the Trust's Securities and Related Security Holder
            Matters                                                                 7

Item 6.     Selected Financial Data                                                 8

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               8

Item 8.     Financial Statements and Supplementary Data                             8

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                8


                                       PART III

Item 10.    Directors and Executive Officers of the Trust                           9

Item 11.    Executive Compensation                                                 11

Item 12.    Security Ownership of Certain Beneficial Owners and Management         11

Item 13.    Certain Relationships and Related Transactions                         12


                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K     14-16

PART I

Item 1.  Business.
------------------

     (a)  General Development of Business

     AFG Investment Trust A (the "Trust") was organized as a Delaware business trust in accordance with the Delaware Business Trust Act on February 26, 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership, ("EFG" or the "Advisor") and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 549,218 Beneficiary Interests (hereinafter referred to as Class A Interests) at a subscription price of $25.00 each ($13,730,450 in total) to 645 investors on May 29, 1992. On July 18, 1997, the Trust issued 826,072 Class B Interests at $5.00 each ($4,130,360 in total), of which (i) 822,863 interests are held by Equis II Corporation, an affiliate of EFG and a wholly owned subsidiary of Semele Group Inc. ("Semele"), and (ii) 3,209 interests are held by 7 Class A investors. The Trust repurchased 65,402 Class A Interests on October 10, 1997 at a cost of $620,011 using proceeds from the issuance of Class B Interests. On April 28, 1998, the Trust repurchased 1,800 additional Class A Interests at a cost of $14,400. Accordingly, there are 482,016 Class A Interests currently outstanding. The Class A and Class B Interest holders are collectively referred to as the "Beneficiaries".

     The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation, and one Special Beneficiary, Semele. Semele purchased the Special Beneficiary Interests from EFG during the fourth quarter of 1999. EFG continues to act as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's equipment assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. AFG ASIT Corporation is a wholly owned subsidiary of Equis II Corporation and an affiliate of EFG. Except with respect to interested transactions, Class A Interests and Class B Interests have identical voting rights and, therefore, Equis II Corporation generally has control over the Trust on all matters on which the Beneficiaries may vote. With respect to interested transactions, holders of Class B Interests which are the Managing Trustee or any of its affiliates must vote their interests as a majority of the Class A Interests have been voted. Equis II Corporation is a wholly owned subsidiary of Semele. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

     (b)  Financial Information About Industry Segments

     The Trust is engaged in two industry segments: equipment leasing and real estate ownership, development and management. Historically, the Trust has acquired capital equipment and leased the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the Purchase Price of the leased equipment. With the consent of the Beneficiaries in 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. During 1999 and 2000, the Trust has made real estate acquistions that the Managing Trustee believes have the potential to enhance the Trust's overall economic performance.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2000 Annual Report.

     (c)  Narrative Description of Business

     The Trust was organized to acquire a diversified portfolio of capital equipment subject to various full-payout and operating leases and to lease the equipment to third parties as income-producing investments. Significant operations commenced coincident with the Trust's initial purchase of equipment and associated lease commitments on May 29, 1992. Information concerning the acquisition of the equipment and its associated leases is included in Note 3 to the financial statements included in Item 14 herein. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2003.

     The Trust has no employees; however, it entered into an Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement. In addition, the Managing Trustee is compensated for services provided related to the Trust's non-equipment investments other than cash. See Item 13 herein, and in Note 6 to the financial statements included in
Item 14, herein.

     The Trust's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, credit quality and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Trust is subject to considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Trust must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including business trusts and limited partnerships organized and managed similarly to the Trust and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Trust. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the Trust at a time when the Managing Trustee or the Advisor is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues and weaken the Trust's ability to repay related indebtedness.

     The Trust holds a note receivable from and common stock in Semele. The note receivable is subject to a number of risks, including Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Trust's investment in Semele common stock has generally declined since the Trust's initial investment in 1997. In 1998, the Managing Trustee determined that the decline in market value of the stock was other-than-temporary and wrote down the Trust's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG and a Director of the Managing Trustee is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     The Trust has an ownership interest in EFG Kirkwood LLC ("EFG Kirkwood"). EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). See Note 5 to the financial statements included in Item 14, herein.

     Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in the Purgatory Ski resort in Durango, Colorado.

     The risks generally associated with real estate include, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

     The Trust's involvement in real estate development also introduces financials risks, including the potential need to borrow funds to develop the real estate projects. While the Trust's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Trust could establish joint ventures with other parties to share participation in its development projects.

     Ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely effect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

     The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interest in EFG Kirkwood. The Trust does not intend to engage in investment activities in a manner or to an extend that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. If the Trust was determined to be an investment company, its business would be adversely affected. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated herein by reference to Note 2 to the financial statements, included in Item 14. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

     The Trust Agreement originally provided for the reinvestment of Cash From Sales or Refinancings in additional equipment until May 29, 1996, a period of four years following Closing. In the 1998 amendment to the Trust Agreement, the Trust's reinvestment provisions were reinstated until December 31, 2001 (see
Note 6 to the financial statements included in Item 14 herein) and the Trust was permitted to invest in assets other than equipment. Upon the expiration of each lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. Over time, the Trust will begin to liquidate its portfolio of equipment. Similarly, any non-equipment investments will be liquidated as the Trust nears its scheduled dissolution date.

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

     In December 2000, the Trust and three affiliated Trusts (collectively, the "Trusts") formed MILPI Holdings, LLC ("MILPI"), which formed MILPI Acquisition Corp. ("MILPI Acquisition"), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI and MILPI purchased the common stock of MILPI Acquisition for an aggregate purchase price of $1.2 million. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc. ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

     Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission (the "SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of it shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding is possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.7 million to acquire the remaining 17% of PLM's outstanding common stock.

     The Trust has a 10% membership interest in MILPI and its share of the aggregate membership interests in MILPI at December 31, 2000 was $120,000.
Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne are officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

Item 2.  Properties.
--------------------

     Incorporated herein by reference to Note 3 to the financial statements included in Item 14.

Item 3.  Legal Proceedings.
---------------------------

     Incorporated herein by reference to Note 9 to the financial statements included in Item 14.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

PART II

Item 5.  Market for the Trust's Securities and Related Security Holder Matters.
-------------------------------------------------------------------------------

     (a) Market Information

     There is no public market for the resale of the Interests and it is not anticipated that a public market for resale of the Interests will develop.

     (b) Approximate Number of Security Holders

     At December 31, 2000, there were 565 record holders (559 of Class A Interests and 6 of Class B Interests) in the Trust.

     (c) Dividend History and Restrictions

     Historically, cash distributions had been declared and paid within 45 days after the completion of each calendar month and described in a statement sent to the Beneficiaries. Distributions prior to Class B Payout (defined below) were allocated to the Class A and Class B Beneficiaries as follows: first, 100% to the Class A Beneficiaries up to $0.41 per Class A Interest; second, 100% to the Class B Beneficiaries up to $0.164 per Class B Interest, reduced by the Class B Distribution Reduction Factor (defined below); third, 100% to the Class A Beneficiaries up to an additional $0.215 per Class A Interest; and fourth, until Class B Payout was attained, 80% to the Class B Beneficiaries and 20% to the Class A Beneficiaries.

      After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions have involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or from other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, in 1999, the Trust declared a special cash distribution to the Trust Beneficiaries totaling $3,900,000, which was paid in January 2000.

     After the special distribution in January 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. It is currently expected that, the Managing Trustee will not reinstate cash distributions until expiration of the Trust's reinvestment period in December 2001; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to pay down debt and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term.

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

     Class B Payout means the first time when the aggregate amount of all distributions actually made to the Class B Beneficiaries equals $5 per Class B Interest plus a cumulative annual return of 8% per annum compounded quarterly with respect to capital contributions returned to them as a Class B Capital Distribution and 10% per annum, compounded quarterly, with respect to the balance of their capital contributions calculated beginning August 1, 1997, the first day of the month following the Class B Closing. Class B Payout occurred in January 2000 in conjunction with the special cash distribution paid on that date.

        As Class B Payout has been attained, all further distributions will be made to the Class A Beneficiaries and the Class B Beneficiaries in amounts so that each Class A Beneficiary receives, with respect to each Class A Interest, an amount equal to 400%, divided by the difference between 100% and the Class B Distribution Reduction Factor, of the amount so distributed with respect to each Class B Interest. The Class B Distribution Reduction Factor means the percentage determined as a fraction, the numerator of which is the aggregate amount of any cash distributions paid to the Class B Beneficiaries as a return of their original capital contributions (on a per Class B Interest basis), discounted at 8% per annum (commencing August 1, 1997, the first day of the month following the Class B Closing) and the denominator of which is $5.00.

     In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

     No distributions were declared for the year ended December 31, 2000.

     Distributions declared in 1999 were as follows:

                                                             Managing           Special
                                            Total            Trustee           Beneficiary        Beneficiaries
                                      ---------------    ---------------     ---------------     ---------------
Total 1999 distributions:
        Class A Interests.........    $     2,123,019    $        17,320     $       142,888     $     1,962,811
        Class B Interests.........          3,285,724             32,857             271,074           2,981,793
                                      ---------------    ---------------     ---------------     ---------------

              Total...............    $     5,408,743    $        50,177     $       413,962     $     4,944,604
                                      ===============    ===============     ===============     ===============

     Distributions payable were $3,900,000 at December 31, 1999 and paid in January 2000.

Item 6. Selected Financial Data.
--------------------------------

     Incorporated herein by reference to the section entitled "Selected Financial Data" in the 2000 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

     Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

     Incorporated herein by reference to the financial statements and supplementary data included in the 2000 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     None.

PART III

Item 10.  Directors and Executive Officers of the Trust.
--------------------------------------------------------

     (a-b) Identification of Directors and Executive Officers

     The Trust has no Directors or Officers. As indicated in Item 1 of this report, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 15, 2001 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING TRUSTEE (See Item 13)

                Name                                        Title                         Age           Term
------------------------------------   ---------------------------------------------    -------   ---------------

Geoffrey A. MacDonald                  Chairman of EFG and President                                   Until a
                                       and a Director of the Managing Trustee              52         successor
                                                                                                       is duly
Gary D. Engle                          President and Chief Executive                                   elected
                                       Officer of EFG and a                                             and
                                       Director of the Managing Trustee                    52         qualified

James A. Coyne                         Executive Vice President of EFG and
                                       Senior Vice President of the Managing
                                       Trustee                                             41

Michael J. Butterfield                 Executive Vice President and Chief
                                       Operating Officer of EFG and
                                       Treasurer of the Managing Trustee                   41

Gail D. Ofgant                         Senior Vice President, Lease Operations
                                       of EFG and Senior Vice President of
                                       the Managing Trustee                                35

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

     No family relationship exists among any of the foregoing Directors or Executive Officers.

     (e) Business Experience

     Mr. MacDonald, age 52, is Chairman of EFG and has been President and a Director of the Managing Trustee since 1991. Mr. McDonald was a co-founder of EFG's predecessor, American Finance Group, which was established in 1980, and President of American Finance Group Securities Corporation. Prior to co-founding American Finance Group, Mr. MacDonald held various positions in the equipment leasing industry and the ethical pharmaceutical industry with Eli Lilly & Company. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

     Mr. Engle, age 52, is President and Chief Executive Officer of EFG, sole shareholder and Director of its general partner, Equis Corporation, and a Vice President and Director of several of EFG's subsidiaries and affiliates. Mr. Engle has been a Director of the Managing Trustee since 1991 and is President of AFG Realty Corporation. Mr. Engle is also Chairman and Chief Executive Officer of Semele Group Inc. ("Semele") and is President and a Director of Equis II Corporation. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle joined EFG in 1990 as an Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

     Mr. Coyne, age 41, is Executive Vice President of EFG, became Vice President of the Managing Trustee in 1997 and has been Senior Vice President of the Managing Trustee since 1998. Mr. Coyne is President and Chief Operating Officer of Semele and President, and is Executive Vice President /Capital Markets of Equis Corporation, the general partner of EFG. He is also a Director and President of Equis II Corporation. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Coyne holds a Masters degree in accounting from Case Western Reserve University and a B.S. in Business Administration from John Carroll University and is a Certified Public Accountant.

     Mr. Butterfield, age 41, is Executive Vice President and Chief Operating Officer of EFG and has been Treasurer of the Managing Trustee since 1996. Mr. Butterfield also serves as Treasurer of various subsidiaries and affiliates of EFG. Mr. Butterfield is also Chief Financial Officer of Semele and Vice President, Finance. Mr. Butterfield joined EFG in June 1992 and became a Vice President in 1996 and Executive Vice President and Chief Operating Officer in 2000. Prior to joining EFG, Mr. Butterfield was an audit manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was also employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. Mr. Butterfield holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

     Ms. Ofgant, age 35, is Senior Vice President, Lease Operations of EFG and became Vice President of the Managing Trustee in 1997. Ms. Ofgant is also Senior Vice President of certain of EFG's affiliates, including Senior Vice President of the Managing Trustee since 1998. Ms. Ofgant joined EFG in July 1989 and held various positions with the company before becoming Senior Vice President in 1998. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

     (f) Involvement in Certain Legal Proceedings

     None.

     (g) Promoters and Control Persons

     Not applicable.

Item 11.  Executive Compensation.
---------------------------------

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

     (d) Stock Options and Stock Appreciation Rights.

     Not applicable.

     (e) Long-Term Incentive Plan Awards Table.

     Not applicable.

     (f) Defined Benefit or Actuarial Plan Disclosure.

     Not applicable.

     (g) Compensation of Directors

     None.

     (h) Termination of Employment and Change of Control Arrangement

     There exists no remuneration plan or arrangement with the Managing Trustee or its Affiliates which results or may result from their resignation, retirement or any other termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

     As of March 15, 2001, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:

                                                      Name and                            Amount                  Percent
              Title                                  Address of                        of Beneficial                of
            of Class                              Beneficial Owner                       Ownership                 Class
-------------------------------     -----------------------------------------   --------------------------    -------------

       Class B Beneficiary                      Equis II Corporation
            Interests                              88 Broad Street                   822,863 Interests            99.61%
                                                  Boston, MA 02110

     Equis II Corporation is a wholly owned subsidiary of Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele, President and Chief Executive Officer of EFG and sole shareholder and Director of EFG's general partner. James
A. Coyne, Executive Vice President of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 482,016 outstanding Class A Beneficiary Interests as of March 15, 2001. Semele is the Special Beneficiary of the Trust.

     See Item 10 and Item 13 of this report.

     The ownership and organization of EFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                  2000        1999          1998
                                               ----------   ----------   ----------
Acquisition fees ...........................   $    3,709   $    7,750   $      151
Management fees ............................       43,495       54,391       98,100
Administrative charges .....................      118,452      119,166       68,280
Reimbursable operating expenses
     due to third parties ..................      217,668      192,174      255,562
                                               ----------   ----------   ----------

                                 Total .....   $  383,324   $  373,481   $  422,093
                                               ==========   ==========   ==========

     As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG was compensated by an amount equal to .28% of Asset Base Price paid by the Trust for each asset acquired for the Trust's initial asset portfolio. For acquisition services during the initial reinvestment period, which expired on May 29, 1996, EFG was compensated by an amount equal to 3% of Asset Base Price paid by the Trust. In the 1998 Amendment to the Trust Agreement, the Trust's reinvestment provisions were reinstated through December 31, 2001 and the Trust was permitted to invest in assets other than equipment. Acquisition fees paid to EFG in connection with equipment reinvestment assets are equal to 1% of Asset Base Price paid by the Trust. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust with respect to equipment acquired on or prior to March 31, 1998. For management services earned in connection with equipment acquired on or after April 1, 1998, EFG is compensated by an amount equal to 2% of gross lease rental revenue received by the Trust. For non-equipment investments other than cash, the Managing Trustee receives an annualized management fee of 1% of such assets under management. Compensation to EFG for services connected to the remarketing of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and this fee and the other fees described above are subject to certain limitations defined in the Trust Agreement.

     Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Trust, which are reimbursed to EFG at actual cost.

     All equipment was purchased from EFG or directly from external vendors. The Trust's Purchase Price is determined by the method described in Note 2 to the Trust's financial statements included in Item 14, herein.

     As a result of an exchange in 1997, the Trust is the beneficial owner of 20,969 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. For further discussion, see Note 4, "Investment Securities - Affiliate and Note Receivable - Affiliate" to the financial statements in Item 14 herein and Item 10.

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 2000, the Trust was owed $58,585 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 2001.

     Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership formed in 1995, owns 1,702 Class A Interests or less than 1% of the total outstanding Class A Interests of the Trust. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele. James A. Coyne, Executive Vice President of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     In 1997, the Trust issued 826,072 Class B Interests at $5.00 per interest, thereby generating $4,130,360 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,209 Class B Interests, generating $16,045 of such aggregate capital contributions, and then Special Beneficiary, EFG, purchased 822,863 of such Class B Interests, generating $4,114,315 of such aggregate capital contributions.

     Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. See Item 1 (a) of this report regarding certain voting restrictions related to the Class B Interests. Equis II Corporation is owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele. James A. Coyne is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Trust

     None.

     (d) Transactions with Promoters

     Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

        (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors........................*

                         Statement of Financial Position
                         at December 31, 2000 and 1999.........................*

                         Statement of Operations
                         for the years ended December 31, 2000, 1999 and 1998..*

                         Statement of Changes in Participants' Capital for the years ended December 31, 2000, 1999 and 1998..*

                         Statement of Cash Flows
                         for the years ended December 31, 2000, 1999 and 1998..*

                         Notes to the Financial Statements.....................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.
Exhibit
Number
-------

      2 Agreement and Plan of Merger, dated as of December 22, 2000, between MILPI Acquisition Corp. and PLM International, Inc. was filed in the Registrant's Form 8-K dated December 28, 2000 as
               Exhibit 2.1 and is incorporated by reference.

      4 Second Amended and Restated Declaration of Trust was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 4 and is incorporated herein by reference.

      4.1 Amendment No. 2 to Second Amended and Restated Declaration of Trust is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

     10.1 Guarantee Agreement dated March 8, 2000 between AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Heller Affordable Housing of Florida, Inc. (among others as Beneficiaries) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is incorporated herein by reference.

     10.2 Guarantee Fee Agreement dated March 8, 2000 between AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Echelon Commercial LLC was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 2000 Annual Report to security holders for the year ended December 31, 2000 (see
   Part II).

    Exhibit
    Number
    ------

     10.3 Guarantors' Contribution Agreement dated March 8, 2000 by and among AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.3 and is incorporated herein by reference.

     10.4 Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated May 31, 1997 is filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

     10.5 The First Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 21, 2000 is filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31,2000 and is included herein.

     10.6 The Second Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 12, 2001 is filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

     10.7 Amended and Restated Guarantee Agreement dated December 2000 between AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Heller Affordable Housing of Florida, Inc. (among others as Beneficiaries) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is included herein.

     13 The 2000 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

     23        Consent of Independent Auditors.

     99(a) Lease agreement with Alliant Techsystems was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 99 (a) and is incorporated herein by reference.

     99(b) Lease agreement with General Motors Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 99 (b) and is incorporated by reference.

     99(c) Lease agreement with Reno Air, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 99 (c) and is incorporated herein by reference.

     99(d) Lease agreement with Montgomery Ward & Company Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (a) and is incorporated herein by reference.

     99(e) Lease agreement with H. E. Butt Grocery Company was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (b) and is incorporated herein by reference.

     99(f) Lease agreement with Comair, Incorporated was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 28 (c) and is incorporated herein by reference.

     Exhibit
     Number
     --------

     99(g) Operating Agreement of MILPI Holdings, LLC dated as of December 13, 2000 by and among the persons identified on Schedule A thereto was filed in the Registrant's Amendment No. 1 as Schedule TO dated January 29, 2001 ("Schedule TO/A No. 1") as Exhibit
               (b)(1) and is incorporated herein by reference.

     99(h) Subscription Agreement dated as of December 15, 2000 by and among MILPI Holdings, LLC and MILPI Acquisition Corp. was filed in the Registrant's Schedule TO/A No. 1 as Exhibit (b)(2) and is incorporated herein by reference.

(b) Reports on Form 8-K

               Form 8-K dated December 22, 2000 for the definitive agreement entered into by MILPI Acquisition Corp., an indirect subsidiary of the registrant, to acquire PLM International, Inc. for an approximate cash purchase price of $27 million.

               Form 8-K dated December 22, 2000 to include the amended and restated voting and tender agreement entered into by MILPI Acquisition Corp., an indirect subsidiary of the registrant, to acquire PLM International, Inc. for an approximate cash purchase price of $27 million.

               Form 8-K dated February 7, 2001 for the consummation of the tender offer by MILPI Acquisition Corp., an indirect subsidiary of the registrant, of PLM International, Inc.

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

                             AFG Investment Trust A

                            By: AFG ASIT Corporation,
                            a Massachusetts corporation and the
                            Managing Trustee of the Registrant.






By:  /s/   Geoffrey A. MacDonald                     By: /s/   Gary D. Engle
   -----------------------------------------            ----------------------------------------
Geoffrey A. MacDonald                                Gary D. Engle
Chairman of EFG and President                        President and Chief Executive
and a Director of the Managing Trustee               Officer of EFG and a Director
                                                     of the Managing Trustee
                                                     (Principal Executive Officer)





Date:   April 17, 2001                               Date:   April 17, 2001
     ---------------------------------------              --------------------------------------




By:  /s/   Michael J. Butterfield
   -----------------------------------------
Michael J. Butterfield
Executive Vice President and
Chief Operating Officer of EFG
and Treasurer of the Managing Trustee
(Principal Financial and Accounting Officer)



Date:     April 17, 2001
     ---------------------------------------

Exhibit                                                                     Page
-------                                                                     ----

4.1        Amendment No. 2 to Second Amended and Restated Declaration of
           Trust.

10.4 Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II) dated May 31, 1997.

10.5 First Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II) dated March 21, 2000.

10.6 Second Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II) dated March 12, 2001.

10.7 Amended and Restated Guarantee Agreement dated December 2000 between AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Heller Affordable Housing of Florida, Inc. (among others as Beneficiaries).

13         The 2000 Annual Report.

23         Consent of Independent Auditors.