Form 10-Q
period 2001-03-31
AFG INVESTMENT TRUST A
filed 2001-05-15
CIK 879494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________



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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

                             AFG Investment Trust A

                                    FORM 10-Q

                                      INDEX




                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

              Statement of Financial Position
              at March 31, 2001 and December 31, 2000                          3

              Statement of Operations
              for the three months ended March 31, 2001 and 2000               4

              Statement of Changes in Participants' Capital
              for the three months ended March 31, 2001                        5

              Statement of Cash Flows
              for the three months ended March 31, 2001 and 2000               6

              Notes to the Financial Statements                             7-11

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-18

PART II.  OTHER INFORMATION:

              Items 1 - 6                                                     19

                             AFG Investment Trust A

                         STATEMENT OF FINANCIAL POSITION

                      March 31, 2001 and December 31, 2000

                                   (Unaudited)


                                                                              March 31,                 December 31,
                                                                                 2001                      2000
                                                                          ----------------           -----------------
Assets

Cash and cash equivalents                                                    $    678,035                 $ 2,764,972
Rents receivable                                                                    8,755                       4,667
Guarantee fee receivable                                                           31,138                      25,142
Interest receivable                                                                 2,900                       1,782
Investment securities - affiliate - at fair market value                           69,460                      79,944
Accounts receivable - affiliate                                                    17,051                      58,585
Interest receivable - affiliate                                                    11,401                           -
Note receivable - affiliate - at fair market value                                462,353                     462,353
Interest in EFG Kirkwood                                                        1,291,810                     950,989
Interest in MILPI                                                               2,284,822                     120,000
Investments - other                                                                52,768                      52,768
Other assets                                                                        6,923                         190
Equipment at cost, net of accumulated depreciation
  of $1,644,374 and $3,455,548 at March 31, 2001
  and December 31, 2000, respectively                                           1,030,159                   1,070,377
                                                                             ------------                ------------

      Total assets                                                           $  5,947,575                $  5,591,769
                                                                             ============                ============

Liabilities and participants' capital

Notes payable                                                                $    531,039                   $ 553,728
Accrued interest                                                                    8,003                       1,835
Accrued liabilities                                                                83,409                      87,927
Accrued liabilities - affiliates                                                  116,186                      18,184
Deferred rental income                                                                250                       6,555
                                                                             ------------                ------------
     Total liabilities                                                            738,887                     668,229
                                                                             ------------                ------------

Participants' capital (deficit):
   Managing Trustee                                                                (7,008)                    (13,810)
   Special Beneficiary                                                            (58,110)                   (112,143)
   Class A Beneficiary Interests (482,016 Interests;
     initial purchase price of $25 each)                                        6,167,824                   6,119,817
   Class B Beneficiary Interests (826,072 Interests;
     initial purchase price of $5 each)                                          (259,607)                   (435,913)
   Treasury Interests (67,202 Class A Interests at Cost)                         (634,411)                   (634,411)
                                                                             ------------                ------------
     Total participants' capital                                                5,208,688                   4,923,540
                                                                             ------------                ------------

     Total liabilities and participants' capital                             $  5,947,575                 $ 5,591,769
                                                                             ============                ============



   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF OPERATIONS

               For the three months ended March 31, 2001 and 2000

                                   (Unaudited)


                                                                                    2001                           2000
                                                                              ------------------             ------------------
        Income

        Lease revenue                                                               $    86,387                    $   185,956
        Interest income                                                                  21,345                         34,103
        Interest income - affiliate                                                      11,401                         11,401
        Gain on sale of equipment                                                        24,241                         46,180
        Gain on sale of investment securities                                                 -                         21,520
        Other income                                                                      5,996                         41,172
                                                                                    -----------                    -----------
               Total income                                                             149,370                        340,332
                                                                                    -----------                    -----------
        Expenses
        Depreciation and amortization                                                    27,032                         89,464
        Interest expense                                                                 10,022                         11,958
        Management fees - affiliates                                                      9,866                         11,047
        Write-down of investment securities - affiliate                                  17,037                              -
        Operating expenses - affiliate                                                  158,927                         61,331
                                                                                    -----------                    -----------
               Total expenses                                                           222,884                        173,800
                                                                                    -----------                    -----------
        Equity Interests
        Equity income from EFG Kirkwood                                                 340,821                             -
        Equity income from MILPI                                                         11,288                             -
                                                                                    -----------                    -----------
               Total income from equity interests                                       352,109                             -
                                                                                    -----------                    ----------

        Net income                                                                  $   278,595                    $  166,532
                                                                                    ===========                    ==========
        Net income
           per Class A Beneficiary Interest                                         $         -                    $       --
                                                                                    ===========                    ==========
           per Class B Beneficiary Interest                                         $      0.26                    $     0.16
                                                                                    ===========                    ==========
        Cash distributions declared
           per Class A Beneficiary Interest                                         $        --                    $       --
                                                                                    ===========                    ==========
           per Class B Beneficiary Interest                                         $        --                    $       --
                                                                                    ===========                    ==========

   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    For the three months ended March 31, 2001

                                   (Unaudited)



                                                                      Class A Beneficiaries         Class B Beneficiaries
                                   Managing         Special       -------------------------------------------------------------
                                   Trustee        Beneficiary
                                    Amount           Amount          Interests      Amount         Interests         Amount
                                ---------------  ---------------  --------------  -------------  -------------   ---------------
Balance at December 31, 2000        $ (13,810)       $(112,143)        482,016      $6,119,817        826,072        $(435,913)

     Net income                         6,847           55,605               -               -              -          216,143

     Less: Reclassification
     adjustment for write-down
     of investment
     securities - affiliate
                                    ---------        ---------        --------      -----------      --------        ---------
                                          (45)          (1,572)              -           48,007             -          (39,837)
                                    ---------        ---------        --------      -----------      --------        ---------

Comprehensive income                    6,802           54,033               -           48,007             -          176,306
                                    ---------        ---------        --------      -----------      --------        ---------

Balance at March 31, 2001            $ (7,008)       $ (58,110)        482,016       $6,167,824       826,072        $(259,607)
                                    =========        =========        ========      ===========      ========        =========

                                      Treasury
                                      Interests            Total
                                   ----------------    ---------------
Balance at December 31, 2000            $(634,411)         $4,923,540

     Net income                                 -             278,595
                                       ----------          ----------

     Less: Reclassification
     adjustment for write-down
     of investment
     securities - affiliate                     -               6,553
                                       ----------          ----------

Comprehensive income                            -             285,148
                                       ----------          ----------

Balance at March 31, 2001              $ (634,411)         $5,208,688
                                       ==========          ==========

  The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                             STATEMENT OF CASH FLOWS

               For the three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                                                      2001                     2000
                                                                               -------------------      -------------------
     Cash flows provided by (used in) operating activities
     Net income                                                                        $  278,595               $  166,532
     Adjustments to reconcile net income to net
      cash provided by (used in)operating activities:
       Depreciation and amortization                                                       27,032                   89,464
       Accretion of bond discount
                                                                                                -                     (624)
       Gain on sale of equipment                                                          (24,241)                 (46,180)
       Gain on sale of investment securities                                                                       (21,520)
                                                                                                -
       Income from equity interests                                                      (352,109)                       -
       Write-down of investment securities - affiliate                                     17,037
                                                                                                                         -
     Changes in assets and liabilities:
       Rents receivable                                                                    (4,088)                 (19,569)

       Guarantee fee receivable                                                            (5,996)                       -
       Interest receivable
                                                                                           (1,118)                   3,125
       Accounts receivable - affiliate                                                     41,534
                                                                                                                     1,910
       Accounts receivable - other                                                              -                  (59,866)

       Interest receivable - affiliate                                                    (11,401)                       -

       Other assets                                                                        (6,733)                       -

       Accrued interest                                                                     6,168                     (256)
       Accrued liabilities                                                                 (4,518)                 (22,335)

       Accrued liabilities - affiliates                                                    23,002                    4,515

       Deferred rental income                                                              (6,305)                   3,079
                                                                                       ----------              -----------
          Net cash provided by (used in) operating activities                             (23,141)                  98,275
                                                                                       ----------              -----------

     Cash flows provided by (used in) investing activities
     Proceeds from equipment sales                                                         38,241                   89,321
     Interest in EFG Kirkwood                                                                   -                  (64,289)
     Interest in MILPI                                                                 (2,079,348)                       -
     Proceeds from sale of investment securities                                                -                   53,652
                                                                                       ----------              -----------
          Net cash provided by (used in) investing activities                          (2,041,107)                  78,684
                                                                                       ----------              -----------
     Cash flows provided by (used in) financing activities
     Principal payments - notes payable                                                   (22,689)                 (27,503)
     Distributions paid                                                                         -               (3,900,000)
                                                                                       ----------              -----------
          Net cash used in financing activities                                           (22,689)              (3,927,503)
                                                                                       ----------              -----------

     Net decrease in cash and cash equivalents                                         (2,086,937)              (3,750,544)
     Cash and cash equivalents at beginning of period                                   2,764,972                5,016,965
                                                                                       ----------              -----------
     Cash and cash equivalents at end of period                                        $  678,035              $ 1,266,421
                                                                                       ==========              ===========
     Supplemental information
     Cash paid during the period for interest                                          $    3,854              $    12,214
                                                                                       ==========              ===========

     See Note 5 to the financial statements regarding the reduction of the Trust's carrying value of its investment securities - affiliate during the three months ended March 31, 2001 and 2000.

     See Note 7 to the financial statements regarding the Trust's acquisition of interests in MILPI during the three months ended March 31, 2001.



The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust A

                        Notes to the Financial Statements

                                 March 31, 2001

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three months ended March 31, 2001 and 2000 have been made and are reflected.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

NOTE 2 - CASH EQUIVALENTS AND INVESTMENT SECURITIES
---------------------------------------------------

The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investment securities consist of equity securities and debt securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income on the accompanying Statement of Operations.

At March 31, 2001, the Trust had $544,257 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION
----------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $324,143 are due as follows:

                   For the year ending March 31, 2002         $         185,892
                                                 2003                   138,251
                                                              -----------------

                                                 Total        $         324,143
                                                              =================

                             AFG Investment Trust A

                                 March 31, 2001

                                   (Unaudited)


NOTE 4 - EQUIPMENT
------------------

The following is a summary of equipment owned by the Trust at March 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                               Remaining
                                                              Lease Term                      Equipment
        Equipment Type                                         (Months)                        at Cost
-------------------------------                               -----------                 ----------------
Aircraft                                                             21                   $      1,239,741
Materials handling                                                 0-21                          1,082,629
Computer and peripherals                                              0                            214,788
Construction and mining                                              21                            137,375
                                                                                          ----------------
   Total equipment cost                                                                          2,674,533
   Accumulated depreciation                                                                     (1,644,374)
                                                                                          ----------------
   Equipment, net of accumulated depreciation                                             $      1,030,159
                                                                                          ================

At March 31, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of $1,678,066, representing approximately 63% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third party lender. The preceding summary of equipment includes leveraged equipment having an original cost of $1,239,741 and a net book value of $944,516 at March 31, 2001 (see Note 9).

At March 31, 2001, the cost of fully depreciated equipment held for sale or re-lease was $238,567. The AFG ASIT Corporation, the managing trustee of the Trust ("Managing Trustee") is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - MARKETABLE SECURITIES - AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $11,401 related to the Semele Note for each of the three month periods ended March 31, 2001 and 2000.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 2000, the Trust decreased the carrying value of its investment in Semele common stock to $5.375 per share (the quoted price on the NASDAQ SmallCap Market at March 31, 2000), resulting in an unrealized loss of $7,864. This loss was reported as a component of comprehensive income included in the Statement of Changes in Participant's Capital.

                          AFG Investment Trust A

                                 March 31, 2001

                                   (Unaudited)


At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $17,037.


NOTE 6 - INTEREST IN EFG KIRKWOOD
---------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A membership interests in EFG Kirkwood and Semele purchased Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

On April 30, 2000, KAI's ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC ("Mountain Resort"). On May 1, 2000, EFG Kirkwood exchanged its interest in KAI's common and preferred stock for corresponding pro-rata membership interests in Mountain Resort. EFG Kirkwood holds approximately 37.9% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. The Trust holds a 9.3% membership interest in EFG Kirkwood and correspondingly holds 10% of EFG Kirkwood's Class A voting rights.

Subsequent to making its ownership interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns the Purgatory Ski resort in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $998,539; including a 1% acquisition fee ($9,887) paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $340,821 for the quarter ended March 31, 2001, representing its pro-rata share of the net income of EFG Kirkwood.

NOTE 7 - INTEREST IN MILPI
--------------------------

In December 2000, the Trust and three affiliated Trusts (collectively, the "Trusts") formed MILPI Holdings, LLC ("MILPI"), which formed MILPI Acquisition Corp. ("MILPI Acquisition"), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc. ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the

                          AFG Investment Trust A

                                 March 31, 2001

                                   (Unaudited)

holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission (the "SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.7 million to acquire the remaining 17% of PLM's outstanding common stock.

The Trust has a 10% membership interest in MILPI having an original cost of $2,274,348. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776 and capitalized transaction costs of $75,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at March 31, 2001 based on the estimated fair value of the assets and liabilities of PLM. The Trusts are obtaining additional information to require the estimate of fair values. This additional information may result in revision to the estimated fair values. The Trust's cost basis in its interest in MILPI was approximately $68,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001 based on the estimated fair value of the assets and liabilities of PLM. The Trusts are obtaining additional information to refine the estimate of fair values. This additional information may result in revisions to the estimated fair values. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $814 for the quarter ended March 31, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $11,288 for the three months ended March 31, 2001, representing its pro-rata share of the income of MILPI.


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                              2001                 2000
                                                        ---------------      ---------------
     Acquisition fees                                   $        21,776      $             --
     Management fees                                              9,866                11,047
     Administrative charges                                      24,117                26,277
     Reimbursable operating expenses
         due to third parties                                   134,810                35,054
                                                        ---------------      ----------------

                                     Total              $       190,569      $         72,378
                                                        ===============      ================


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March

                          AFG Investment Trust A

                                 March 31, 2001

                                   (Unaudited)


31, 2001, the Trust was owed $17,051 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2001.


NOTE 9 - NOTES PAYABLE
----------------------

Notes payable at March 31, 2001 consisted of an installment note of $531,039 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (approximately 5.19% at March 31, 2001) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421 at the expiration of the related lease term in January 2003.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

The annual maturities of the note are as follows:

For the year ending March 31,                2002         $     138,913
                                             2003               392,126
                                                          -------------

                                             Total        $     531,039
                                                          =============


NOTE 10 - GUARANTEE AGREEMENT
-----------------------------

On March 8, 2000, the Trust and three affiliated trusts (collectively, the "Trusts") entered into a guarantee agreement whereby the Trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000, that reduced the guaranteed amount among the Trusts. At March 31, 2001, the Trust was responsible for 7% of the current guaranteed amount of $7,000,000, or $490,000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $70,000, excluding interest. During the quarter ended March 31, 2001, the Trust recognized income of $5,996 related to the guarantee fee. During the quarter ended March 31, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $41,172 from such fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

NOTE 11- CONTINGENCIES
----------------------

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interest in EFG Kirkwood. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

NOTE 12- OPERATING SEGMENTS
---------------------------

Segment Reporting
-----------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., ("MILPI Acquisition") which owns the majority interest in PLM International, Inc., ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2001 and 2000 is summarized below.


                                                                  Quarters ended March 31,
                                                      -----------------------------------------------
                                                            2001                         2000
                                                      -----------------            ------------------
Total  Income:
         Equipment Leasing                                 $   160,658                    $  340,332
         Real Estate
                                                               340,821                             -
                                                           -----------                    ----------
                      Total                                $   501,479                    $  340,332
                                                           ===========                    ==========
Operating Expenses, Management Fees
        And Other Expenses:
         Equipment Leasing                                 $   180,106                    $   71,735
         Real Estate                                             5,724                           643
                                                           -----------                    ----------
                      Total                                $   185,830                    $   72,378
                                                           ===========                    ==========
Interest Expense:
         Equipment Leasing                                 $    10,022                    $   11,958
         Real Estate                                                 -                             -
                                                           -----------                    ----------
                      Total                                $    10,022                    $   11,958
                                                           ===========                    ==========
Depreciation and Amortization Expense:
         Equipment Leasing                                 $    27,032                    $   89,464
         Real Estate                                                 -                             -
                                                           -----------                    ----------
                      Total                                $    27,032                    $   89,464
                                                           ===========                    ==========
 Net Income                                                $   278,595                    $  166,532
                                                           ===========                    ==========


Three months ended March 31, 2001 compared to the three months ended March 31,
------------------------------------------------------------------------------
2000:
-----

Results of Operations
---------------------

Equipment Leasing
-----------------

For the three months ended March 31, 2001, the Trust recognized lease revenue of $86,387 compared to $185,956 for same period in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by Equis Financial Group Limited Partnership, a Massachusetts limited partnership, ("EFG") or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the three months ended March 31, 2001 was $32,746 compared to $45,504 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,401 for each of the quarters ended March 31, 2001 and 2000, earned on a note receivable from Semele Group Inc. (the "Semele Note"). The Semele Note is scheduled to mature in April 2003.

During the three months ended March 31, 2001, the Trust sold equipment having a net book value of $14,000 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $24,241 compared to a net gain of $46,180 on equipment having a net book value of $43,141 during the same period in 2000.

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

The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a release, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

During the quarter ended March 31, 2000, the Trust sold investment securities having a book value of $32,132, resulting in a gain, for financial statement purposes of $21,520.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). (See Note 10 to the financial statements.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the quarter ended March 31, 2001, the Trust recognized income of $5,996 related to the guarantee fee. During the quarter ended March 31, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $41,172 from such fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $27,032 and $89,464 for the three months ended March 31, 2001 and 2000, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $10,022 and $11,958 for the three months ended March 31, 2001 and 2000, respectively. Interest expense will continue to decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $4,142 and $10,404 for the three months ended March 31, 2001 and 2000, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $158,927 and $61,331 during the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters. Operating expenses also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $17,037.

During the quarter ended March 31, 2001, the Trust recorded income of $11,288 from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $814 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 7 to the financial statements.)

Real Estate
-----------

Management fees for non-equipment assets were $5,724 and $643 for the quarters ended March 31, 2001 and 2000, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

For the quarter ended March 31, 2001, the Trust recorded income of $340,821 from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations the financial results of the quarter ended March 31, 2001 may not be indicative of future periods. (See Note 6 to the financial statements).

                             AFG Investment Trust A

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Certain statements in this quarterly report of AFG Investment Trust A (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment assets and future economic conditions.

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interest in EFG Kirkwood LLC ("EFG Kirkwood"). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.


Segment Reporting
-----------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., ("MILPI Acquisition") which owns the majority interest in PLM International, Inc., ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2001 and 2000 is summarized below.


                                                                  Quarters ended March 31,
                                                      -----------------------------------------------
                                                            2001                         2000
                                                      -----------------            ------------------
Total  Income:
         Equipment Leasing                                 $   160,658                    $  340,332
         Real Estate
                                                               340,821                             -
                                                           -----------                    ----------
                      Total                                $   501,479                    $  340,332
                                                           ===========                    ==========


Operating Expenses, Management Fees
        And Other Expenses:
         Equipment Leasing                                 $   180,106                    $   71,735
         Real Estate                                             5,724                           643
                                                           -----------                    ----------
                      Total                                $   185,830                    $   72,378
                                                           ===========                    ==========
Interest Expense:
         Equipment Leasing                                 $    10,022                    $   11,958
         Real Estate                                                 -                             -
                                                           -----------                    ----------
                      Total                                $    10,022                    $   11,958
                                                           ===========                    ==========
Depreciation and Amortization Expense:
         Equipment Leasing                                 $    27,032                    $   89,464
         Real Estate                                                 -                             -
                                                           -----------                    ----------
                      Total                                $    27,032                    $   89,464
                                                           ===========                    ==========
 Net Income                                                $   278,595                    $  166,532
                                                           ===========                    ==========


Three months ended March 31, 2001 compared to the three months ended March 31,
------------------------------------------------------------------------------
2000:
-----

Results of Operations
---------------------

Equipment Leasing
-----------------

For the three months ended March 31, 2001, the Trust recognized lease revenue of $86,387 compared to $185,956 for same period in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by Equis Financial Group Limited Partnership, a Massachusetts limited partnership, ("EFG") or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the three months ended March 31, 2001 was $32,746 compared to $45,504 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,401 for each of the quarters ended March 31, 2001 and 2000, earned on a note receivable from Semele Group Inc. (the "Semele Note"). The Semele Note is scheduled to mature in April 2003.

During the three months ended March 31, 2001, the Trust sold equipment having a net book value of $14,000 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $24,241 compared to a net gain of $46,180 on equipment having a net book value of $43,141 during the same period in 2000.

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

The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a release, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

During the quarter ended March 31, 2000, the Trust sold investment securities having a book value of $32,132, resulting in a gain, for financial statement purposes of $21,520.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). (See Note 10 to the financial statements.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the quarter ended March 31, 2001, the Trust recognized income of $5,996 related to the guarantee fee. During the quarter ended March 31, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $41,172 from such fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $27,032 and $89,464 for the three months ended March 31, 2001 and 2000, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $10,022 and $11,958 for the three months ended March 31, 2001 and 2000, respectively. Interest expense will continue to decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $4,142 and $10,404 for the three months ended March 31, 2001 and 2000, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $158,927 and $61,331 during the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters. Operating expenses also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $17,037.

During the quarter ended March 31, 2001, the Trust recorded income of $11,288 from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $814 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 7 to the financial statements.)

Real Estate
-----------

Management fees for non-equipment assets were $5,724 and $643 for the quarters ended March 31, 2001 and 2000, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

For the quarter ended March 31, 2001, the Trust recorded income of $340,821 from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations the financial results of the quarter ended March 31, 2001 may not be indicative of future periods. (See Note 6 to the financial statements).

Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $23,141 for the three months ended March 31, 2001 and net cash inflows of $98,275 for the three months ended March 31, 2000. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

At lease inception, the Trust's equipment was leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust's leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust's experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trust and three affiliated Trusts (collectively, the "Trusts") formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI and MILPI purchased the common stock of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission (the "SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.7 million to acquire the remaining 17% of PLM's outstanding common stock.

The Trust has a 10% membership interest in MILPI having an original cost of $2,274,348. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the shares of PLM, including the amount paid for the shares tendered of $2,177,572, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776 and capitalized transaction costs of $75,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at March 31, 2001. The Trust's cost basis in its interest in MILPI was approximately $68,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001 based on the estimated fair value of the assets and liabilities of PLM. The Trusts are obtaining additional information to refine the estimate of fair values. This additional information may result in revisions to the estimated fair values. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $814 for the quarter ended March 31, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method as discussed above.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

During the three months ended March 31, 2000, the Trust expended $64,289 for its interest in EFG Kirkwood (see Note 6 to the financial statements). During the three months ended March 31, 2001, the Trust realized net cash proceeds from equipment disposals of $38,241 compared to $89,321 for the same period in 2000. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $53,652 during the three months ended March 31, 2000.

At March 31, 2001, the Trust was due aggregate future minimum lease payments of $324,143 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $531,039 (see Note 9 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

The Trust has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele Group Inc. and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). See Note 6 to the financial statements.

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

The Trust's involvement in real estate development also introduces financial risks, including the potential need to borrow funds to develop the real estate projects. While the Trust's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Trust could establish joint ventures with other parties to share participation in its development projects.

Ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely effect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele common stock and holds a beneficial interest in the Semele Note of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 2000, the Trust decreased the carrying value of its investment in Semele common stock to $5.375 per share (the quoted price on the NASDAQ SmallCap Market at March 31, 2000), resulting in an unrealized loss on available-for-sale securities of $7,864. This loss was reported as a component of comprehensive income included on the Statement of Changes in Partners' Capital.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the three months ended March 31, 2001 of $17,037.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Trust's investment in Semele common stock has generally declined since the Trust's initial investment in 1997. In 1998, the Managing Trustee determined that the decline in market value of the stock was other-than-temporary and wrote down the Trust's investment. Again in the quarter ended March 31, 2001, the Managing made the same determination and wrote down the Trust's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG and a Director of the Managing Trustee is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities on the accompanying Statement of Cash Flows. At March 31, 2001, the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Reno Air, Inc. The note will be partially amortized by the remaining contracted lease payments. Upon expiration of the lease agreement in January 2003, the Trust will have a balloon payment obligation of $282,421 to retire this indebtedness.

The Managing Trustee has evaluated and pursued a number of potential new acquisitions, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust $3,900,000, which was paid on January 19, 2000.

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

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for either of the three month periods ended March 31, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

Cash distributions when paid to the Participants generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date, and the performance of the Trust's non-equipment assets. Future market conditions, technological changes, the ability of EFG to manage and remarket the equipment, and many other events and circumstances, could enhance or detract from individual yields and the collective performance of the Trust's equipment portfolio. The ability of the Managing Trustee and its affiliates to develop and profitably manage its real estate assets and its interest in MILPI will impact the Trust's overall performance.

In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's tax capital account. At December 31, 2000, the Managing Trustee had a positive tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

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




Item 1.           Legal Proceedings
                  Response:  None

Item 2.           Changes in Securities
                  Response:  None

Item 3.           Defaults upon Senior Securities
                  Response:  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  Response:  None

Item 5.           Other Information
                  Response:  None

Item 6(a).        Exhibits
                  Response:  None

Item 6(b).        Reports on Form 8-K
                  Response:

                  Form 8-KA dated April 23, 2001 to include the proforma financial information required pursuant to Item 7 of Form 8-K in connection with the acquisition of PLM International, Inc. by MILPI Acquisition Corp., an indirect subsidiary of the registrant.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AFG Investment Trust A


                        By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                        By:      /s/  Michael J. Butterfield
                                 -----------------------------------------------
                                 Michael J. Butterfield
                                 Treasurer of AFG ASIT Corporation
                                 (Duly Authorized Officer and
                                 Principal Financial and Accounting Officer)


                        Date:    May 15, 2001
                                 -----------------------------------------------