Form 10-Q
period 2001-06-30
AFG INVESTMENT TRUST A
filed 2001-08-14
CIK 879494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      JUNE 30, 2001
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                           Commission File No. 0-21396

                             AFG INVESTMENT TRUST A
                             ----------------------
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

                             AFG INVESTMENT TRUST A

                                    FORM 10-Q

                                      INDEX






PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2001 and December 31, 2000                        3

                Statement of Operations
                for the three and six months ended June 30, 2001 and 2000     4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2001 and 2000               5

                Statement of Cash Flows
                for the six months ended June 30, 2001 and 2000               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          17


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              25

                             AFG INVESTMENT TRUST A

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                            June 30,     December 31,
                                                              2001           2000
ASSETS

Cash and cash equivalents                                  $  567,527   $   2,764,972
Rents receivable                                                1,391           4,667
Guarantee fee receivable                                       36,025          25,142
Interest receivable                                             4,246           1,782
Accounts receivable - affiliate                                35,601          58,585
Interest receivable - affiliate                                11,527               -
Note receivable - affiliate - at fair market value            462,353         462,353
Investment securities - affiliate - at fair market value       62,907          79,944
Interest in EFG Kirkwood                                    1,157,184         950,989
Interest in MILPI                                           2,302,163         120,000
Investments - other                                            52,768          52,768
Other assets                                                   85,267             190
Equipment at cost, net of accumulated depreciation
  of $1,550,335 and $3,455,548 at June 30, 2001
  and December 31, 2000, respectively                         971,144       1,070,377
                                                           -----------  --------------

      Total assets                                         $5,750,103   $   5,591,769
                                                           ===========  ==============

LIABILITIES AND PARTICIPANTS' CAPITAL

Note payable                                               $  471,038   $     553,728
Accrued interest                                                  736           1,835
Accrued liabilities                                            65,659          87,927
Accrued liabilities - affiliates                              179,413          18,184
Deferred rental income                                          8,063           6,555
                                                           -----------  --------------
     Total liabilities                                        724,909         668,229
                                                           -----------  --------------

Participants' capital (deficit):
   Managing Trustee                                            (8,843)        (13,810)
   Special Beneficiary                                        (58,109)       (112,143)
   Class A Beneficiary Interests (482,016 Interests;
     initial purchase price of $25 each)                    5,986,165       6,119,817
   Class B Beneficiary Interests (826,072 Interests;
     initial purchase price of $5 each)                      (259,608)       (435,913)
   Treasury Interests (67,202 Class A Interests at Cost)     (634,411)       (634,411)
                                                           -----------  --------------
     Total participants' capital                            5,025,194       4,923,540
                                                           -----------  --------------

     Total liabilities and participants' capital           $5,750,103   $   5,591,769
                                                           ===========  ==============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                              For the three months ended  For the six months ended
                                                         June 30,             June 30,


                                                     2001       2000      2001       2000
INCOME

Lease revenue                                     $ 141,118   $211,709  $227,505   $397,665
Interest income                                      10,395     36,638    31,740     70,741
Interest income - affiliate                          11,527     11,527    22,928     22,928
Gain on sale of equipment                               375    320,745    24,616    366,925
Gain on sale of investment securities                     -          -         -     21,520
Other income                                         10,964          -    16,960     41,172
                                                  ----------  --------  ---------  --------
  Total income                                      174,379    580,619   323,749    920,951
                                                  ----------  --------  ---------  --------

EXPENSES

Depreciation and amortization                        28,138     48,467    55,170    137,931
Interest expense                                      1,299     11,800    11,321     23,758
Management fees - affiliate                          14,902     12,607    24,768     23,654
Write-down of investment securities - affiliate           -          -    17,037          -
Operating expenses - affiliate                      193,437    129,912   352,364    191,243
                                                  ----------  --------  ---------  --------
  Total expenses                                    237,776    202,786   460,660    376,586
                                                  ----------  --------  ---------  --------

EQUITY INTERESTS

Equity income (loss) from EFG Kirkwood             (134,626)         -   206,195          -
Equity income from MILPI                             21,082          -    32,370          -
                                                  ----------  --------  ---------  --------
  Total income (loss) from equity interests        (113,544)         -   238,565          -
                                                  ----------  --------  ---------  --------


Net income (loss)                                 $(176,941)  $377,833  $101,654   $544,365
                                                  ==========  ========  =========  ========

Net income (loss)
   per Class A Beneficiary Interest               $   (0.36)  $     --  $  (0.36)  $     --
                                                  ==========  ========  =========  ========
   per Class B Beneficiary Interest               $      --   $   0.35  $   0.26   $   0.51
                                                  ==========  ========  =========  ========
Cash distributions declared
   per Class A Beneficiary Interest               $      --   $     --  $     --   $     --
                                                  ==========  ========  =========  ========
   per Class B Beneficiary Interest               $      --   $     --  $     --   $     --
                                                  ==========  ========  =========  ========





   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)




                                        Managing      Special                    Class A Beneficiaries             Class B
                                        Trustee     Beneficiary                                                  Beneficiaries
                                         Amount       Amount            Interests                Amount           Interests
 Balance at December 31, 2000          $ (13,810)  $   (112,143)                482,016  $            6,119,817     826,072

   Net income (loss)                       5,078         55,606                       -                (175,172)          -

   Unrealized loss on investment
   securities - affiliate                    (66)             -                       -                  (6,487)          -

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                    (45)        (1,572)                      -                  48,007           -
                                       ----------  -------------  ---------------------  -----------------------  ---------

 Comprehensive income (loss)               4,967         54,034                       -                (133,652)          -
                                       ----------  -------------  ---------------------  -----------------------  ---------

 Balance at June 30, 2001              $  (8,843)  $    (58,109)                482,016  $            5,986,165     826,072
                                       ==========  =============  =====================  =======================  =========



                                         Class B     Treasury
                                         Amount     Interests      Total
 Balance at December 31, 2000          $(435,913)  $ (634,411)  $4,923,540

   Net income (loss)                     216,142            -      101,654

   Unrealized loss on investment
   securities - affiliate                      -            -       (6,553)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                (39,837)           -        6,553
                                       ----------  -----------  -----------

 Comprehensive income (loss)             176,305            -      101,654
                                       ----------  -----------  -----------

 Balance at June 30, 2001              $(259,608)  $ (634,411)  $5,025,194
                                       ==========  ===========  ===========










   The accompanying notes are an integral part of these financial statements.

                                        7
                             AFG INVESTMENT TRUST A

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                             2001          2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                               $   101,654   $   544,365
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               55,170       137,931
  Accretion of bond discount                                       -        (1,117)
  Gain on sale of equipment                                  (24,616)     (366,925)
  Gain on sale of investment securities                            -       (21,520)
  Income from equity interests                              (238,565)            -
  Write-down of investment securities - affiliate             17,037             -
Changes in assets and liabilities:
  Rents receivable                                             3,276           (30)
  Guarantee fee receivable                                   (10,883)            -
  Interest receivable                                         (2,464)            -
  Accounts receivable - affiliate                             22,984        (6,000)
  Accounts receivable - other                                      -        (6,172)
  Interest receivable - affiliate                            (11,527)            -
  Other assets                                               (85,077)            -
  Accrued interest                                            (1,099)         (328)
  Accrued liabilities                                        (22,268)      (27,160)
  Accrued liabilities - affiliates                            86,229        (1,067)
  Deferred rental income                                       1,508         3,332
                                                         ------------  ------------
    Net cash provided by (used in) operating activities     (108,641)      255,309
                                                         ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                 73,235     1,497,820
Interest in EFG Kirkwood                                           -      (155,189)
Interest in MILPI                                         (2,079,349)            -
Investments  - other                                               -       (14,300)
Proceeds from sale of investment securities                        -        53,652
                                                         ------------  ------------
    Net cash provided by (used in) investing activities   (2,006,114)    1,381,983
                                                         ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                  471,038             -
Principal payments - notes payable                          (553,728)      (55,567)
Distributions paid                                                 -    (3,900,000)
                                                         ------------  ------------
    Net cash used in financing activities                    (82,690)   (3,955,567)
                                                         ------------  ------------

Net decrease in cash and cash equivalents                 (2,197,445)   (2,318,275)
Cash and cash equivalents at beginning of period           2,764,972     5,016,965
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   567,527   $ 2,698,690
                                                         ============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                 $    12,420   $    24,086
                                                         ============  ============


See Note 5 to the financial statements regarding the reduction of the Trust's carrying value of its investment securities - affiliate during the six months ended June 30, 2001.

See Note 7 to the financial statements regarding the Trust's acquisition of interests in MILPI during the six months ended June 30, 2001.



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule
10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and results of operations for the three and six month periods ended June 30, 2001 and 2000 have been made and are reflected. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.

NOTE  2  -  CASH  EQUIVALENTS  AND  INVESTMENT  SECURITIES
----------------------------------------------------------

AFG Investment Trust A (the "Trust") considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investment securities consist of equity securities and debt securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income on the accompanying Statement of Operations.

At June 30, 2001, the Trust had $467,073 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing
Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $578,984 are due as follows:

For the year ending June 30,  2002  $162,881
                              2003   151,189
                              2004   138,216
                              2005   126,698
                                    --------

     Total                       .  $578,984
                                    ========

                             AFG INVESTMENT TRUST A

                                  JUNE 30, 2001

                                   (UNAUDITED)



In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.


NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at June 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.



                                             Remaining
                                               Lease
                                                Term      Equipment
                 Equipment Type               (Months)     at Cost
-------------------------------------------  ----------  ------------
Aircraft                                             48  $ 1,239,741
Materials handling                                 0-18      929,575
Computer and peripherals                              0      214,788
Construction and mining                              18      137,375
                                                         ------------
 Total equipment cost                                 .    2,521,479
 Accumulated depreciation                             .   (1,550,335)
                                                         ------------
 Equipment, net of accumulated depreciation           .  $   971,144
                                                         ============


At June 30, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $1,476,000, representing approximately 59% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third- party lender. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $1,240,000 and a net book value of approximately $930,000 at June 30, 2001 (see Note 9).

At June 30, 2001, the cost of fully depreciated equipment held for sale or re-lease was approximately $239,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

------
NOTE  5  -  MARKETABLE  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $22,928 related to the Semele Note for each of the six month periods ended June 30, 2001 and 2000.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the six months ended June 30, 2001 of $17,037.

During the three months ended June 30, 2001, the Trust decreased the carrying value of its investment in Semele common stock to $3.00 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to June 30, 2001), resulting in an unrealized loss of $6,553. This loss was reported as a component of comprehensive income (loss) included in the Statement of Changes in Participants' Capital.

NOTE  6  -  INTEREST  IN  EFG  KIRKWOOD
---------------------------------------

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $998,539; including a 1% acquisition fee ($9,887) paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $206,195 for the six months ended June 30, 2001, representing its pro-rata share of the net income of EFG Kirkwood.

NOTE  7  -  INTEREST  IN  MILPI
-------------------------------

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

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission (the "SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns approximately 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.4 million to acquire the remaining approximate 17% of PLM's outstanding common stock.

The Trust has a 10% membership interest in MILPI having an original cost of $2,274,348. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776 and capitalized transaction costs of $75,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at June 30, 2001. During the three months ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values of the underlying net assets of MILPI as of February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $105,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $4,556 during the six months ended June 30, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $21,082 and $32,370, respectively, during the three and six months ended June 30, 2001, representing its pro-rata share of the income of MILPI.

------
NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Acquisition fees                 $ 21,776  $  1,537
Management fees                    24,768    23,654
Administrative charges             48,234    50,394
Reimbursable operating expenses
   due to third parties           304,130   140,849
                                 --------  --------

          Total                  $398,908  $216,434
                                 ========  ========



All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2001, the Trust was owed $35,601 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2001.


NOTE  9  -  NOTE  PAYABLE
-------------------------

Notes payable at June 30, 2001 consisted of an installment note of $471,038 payable to an institutional lender. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. and the assignment of the related lease payments. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 3 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,038. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3%.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

For the year ending June 30,   2002  $107,962
                               2003   116,160
                               2004   124,635
                               2005   122,281
                                     --------

 .                            Total  $471,038
                                     ========



NOTE  10  -  GUARANTEE  AGREEMENT
---------------------------------

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

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000, that reduced the guaranteed amount among the Trusts. At June 30, 2001, the Trust was responsible for 7% of the current guaranteed amount of $7,000,000, or $490,000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $70,000, excluding interest. During the six months ended June 30, 2001, the Trust recognized income of $9,719 related to the guarantee fee. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $41,172 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.


NOTE  11  -  CONTINGENCIES
--------------------------

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

NOTE  12  -  OPERATING  SEGMENTS
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI. MILPI owns MILPI Acquisition which owns the majority interest in PLM, an equipment leasing and asset management company (see Note 7). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2001 and 2000 is summarized below.

                                   Three months ended June 30, Six months ended June 30,

                                            2001       2000      2001      2000
Total Income:
   Equipment leasing                     $ 195,461   $580,619  $356,119  $920,951
   Real estate                            (134,626)         -   206,195         -
                                         ----------  --------  --------  --------
     Total                               $  60,835   $580,619  $562,314  $920,951
                                         ==========  ========  ========  ========

Operating Expenses, Management Fees
  And Other Expenses:
   Equipment leasing                     $ 200,315   $142,364  $380,421  $214,099
   Real estate                               8,024        155    13,748       798
                                         ----------  --------  --------  --------
     Total                               $ 208,339   $142,519  $394,169  $214,897
                                         ==========  ========  ========  ========

Interest Expense:
   Equipment leasing                     $   1,299   $ 11,800  $ 11,321  $ 23,758
   Real estate                                   -          -         -         -
                                         ----------  --------  --------  --------
     Total                               $   1,299   $ 11,800  $ 11,321  $ 23,758
                                         ==========  ========  ========  ========

Depreciation and Amortization Expense:
   Equipment leasing                     $  28,138   $ 48,467  $ 55,170  $137,931
   Real estate                                   -          -         -         -
                                         ----------  --------  --------  --------
     Total                               $  28,138   $ 48,467  $ 55,170  $137,931
                                         ==========  ========  ========  ========

 Net Income (Loss)                       $(176,941)  $377,833  $101,654  $544,365
                                         ==========  ========  ========  ========

Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six month periods ended June 30, 2001, the Trust recognized lease revenue of $141,118 and $227,505, respectively, compared to $211,709 and $397,665, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A., de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and six month periods ended June 30, 2001 was $21,922 and $54,668, respectively, compared to $48,165 and $93,669, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,527 and $22,928, respectively, during the three and six month periods ended June 30, 2001 and 2000, earned on a note receivable from Semele (See Note 5).

During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $34,619 and $48,619, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $375 and $24,616, respectively.

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

During the six months ended June 30, 2000, the Trust sold investment securities having a book value of $32,132, resulting in a gain, for financial statement purposes of $21,520.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 10.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the six months ended June 30, 2001, the Trust recognized income of $9,719 related to the guarantee fee. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $41,172 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense for the three and six month periods ended June 30, 2001 was $24,396 and $50,614, respectively, compared to $48,467 and $137,931, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $1,299 and $11,321, respectively, for the three and six month periods ended June 30, 2001 compared to $11,800 and $23,758, respectively, for the same periods in 2000. Interest expense will continue to decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $6,878 and $11,020, respectively, for the three and six month periods ended June 30, 2001 compared to $12,452 and $22,856, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $193,437 and $352,364, respectively, for the three and six month periods ended June 30, 2001 compared to $129,912 and $191,243, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $40,000 for ongoing legal matters. Operating expenses also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition and approximately $56,000 of cost related to the re-lease of an aircraft in June 2001. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele Group Inc. ("Semele") common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the six months ended June 30, 2001 of $17,037.

During the three and six months ended June 30, 2001, the Trust recorded income of $21,082 and $32,370, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $3,742 and $4,556, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 7.)


Real  Estate
------------

Management fees for non-equipment assets were $8,024 and $13,748, respectively, for the three and six months ended June 30, 2001 compared to $155 and $798, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

For the three and six months ended June 30, 2001, the Trust recorded a loss of $134,626 and income of $206,195, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income
(loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and six month periods ended June 30, 2001 may not be indicative of future periods (See Note 6).


NOTE  12  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statements is not anticipated to have an impact on the Trust's financial statements. During 2002, the Trust will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Trust.

                             AFG INVESTMENT TRUST A

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

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


Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., ("MILPI Acquisition") which owns the majority interest in PLM International, Inc., ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2001 and 2000 is summarized below.

                                    Three months ended June 30, Six months ended June 30,

                                            2001       2000      2001      2000
Total Income:
   Equipment leasing                     $ 195,461   $580,619  $356,119  $920,951
   Real estate                            (134,626)         -   206,195         -
                                         ----------  --------  --------  --------
     Total                               $  60,835   $580,619  $562,314  $920,951
                                         ==========  ========  ========  ========

Operating Expenses, Management Fees
  And Other Expenses:
   Equipment leasing                     $ 200,315   $142,364  $380,421  $214,099
   Real estate                               8,024        155    13,748       798
                                         ----------  --------  --------  --------
     Total                               $ 208,339   $142,519  $394,169  $214,897
                                         ==========  ========  ========  ========

Interest Expense:
   Equipment leasing                     $   1,299   $ 11,800  $ 11,321  $ 23,758
   Real estate                                   -          -         -         -
                                         ----------  --------  --------  --------
     Total                               $   1,299   $ 11,800  $ 11,321  $ 23,758
                                         ==========  ========  ========  ========

Depreciation and Amortization Expense:
   Equipment leasing                     $  28,138   $ 48,467  $ 55,170  $137,931
   Real estate                                   -          -         -         -
                                         ----------  --------  --------  --------
     Total                               $  28,138   $ 48,467  $ 55,170  $137,931
                                         ==========  ========  ========  ========

 Net Income (Loss)                       $(176,941)  $377,833  $101,654  $544,365
                                         ==========  ========  ========  ========




Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six month periods ended June 30, 2001, the Trust recognized lease revenue of $141,118 and $227,505, respectively, compared to $211,709 and $397,665, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A., de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and six month periods ended June 30, 2001 was $21,922 and $54,668, respectively, compared to $48,165 and $93,669, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,527 and $22,928, respectively, during the three and six month periods ended June 30, 2001 and 2000, earned on a note receivable from Semele (See Note 5 to the financial statements).

During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $34,619 and $48,619, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $375 and $24,616, respectively.

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

During the six months ended June 30, 2000, the Trust sold investment securities having a book value of $32,132, resulting in a gain, for financial statement purposes of $21,520.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 10 to the financial statements.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the six months ended June 30, 2001, the Trust recognized income of $9,719 related to the guarantee fee. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $41,172 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense for the three and six month periods ended June 30, 2001 was $24,396 and $50,614, respectively, compared to $48,467 and $137,931, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $1,299 and $11,321, respectively, for the three and six month periods ended June 30, 2001 compared to $11,800 and $23,758, respectively, for the same periods in 2000. Interest expense will continue to decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $6,878 and $11,020, respectively, for the three and six month periods ended June 30, 2001 compared to $12,452 and $22,856, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $193,437 and $352,364, respectively, for the three and six month periods ended June 30, 2001 compared to $129,912 and $191,243, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $40,000 for ongoing legal matters. Operating expenses also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition and approximately $56,000 of costs related to the re-lease of an aircraft in June 2001. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele Group Inc. ("Semele") common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the six months ended June 30, 2001 of $17,037.

During the three and six months ended June 30, 2001, the Trust recorded income of $21,082 and $32,370, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $3,742 and $4,556, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 7 to the financial statements.)


Real  Estate
------------

Management fees for non-equipment assets were $8,024 and $13,748, respectively, for the three and six months ended June 30, 2001 compared to $155 and $798, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

For the three and six months ended June 30, 2001, the Trust recorded a loss of $134,626 and income of $206,195, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income
(loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and six month periods ended June 30, 2001 may not be indicative of future periods (See Note 6 to the financial statements).

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $108,641 and net cash inflows of $255,309 for the six months ended June 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At June 30, 2001, the Trust was due aggregate future minimum lease payments of $578,984 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $471,038 (see Note 9 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

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

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission (the "SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns approximately 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.4 million to acquire the remaining approximate 17% of PLM's outstanding common stock.

The Trust has a 10% membership interest in MILPI having an original cost of $2,274,348. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776 and capitalized transaction costs of $75,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at June 30, 2001. During the three months ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values of the underlying net assets as of February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $105,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $4,556 during the six months ended June 30, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method as discussed above.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

During the six month period ended June 30, 2000, the Trust expended $155,189 for its interest in EFG Kirkwood (see Note 6 to the financial statements) and $14,300 on other investments. During the six month period ended June 30, 2001, the Trust realized net cash proceeds from equipment disposals of $73,235 compared to $1,497,820 for the same period in 2000. Sales proceeds in 2000 include $1,400,000 related to the sale of the Trust's SAAB SF340A aircraft in May 2000, formerly leased to Comair, Inc. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $53,652 during the six months ended June 30, 2000.

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

Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Trust and the residual value of the commercial jet aircraft. Currently, the commercial jet aircraft in which the Trust has a proportionate ownership interest is subject to a contracted lease agreement.

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

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock resulting in a total realized loss in the six months ended June 30, 2001 of $17,037. See Results of Operations.

During the three months ended June 30, 2001, the Trust decreased the carrying value of its investment in Semele common stock to $3.00 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to June 30, 2001), resulting in an unrealized loss of $6,553. This loss was reported as a component of comprehensive income (loss) included in the Statement of Changes in Participants' Capital.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Trust's investment in Semele common stock has generally declined since the Trust's initial investment in 1997. In 1998, the General Partner determined that the decline in the market value of the stock was other than temporary and wrote down the Partnership's investment. Again in the three months ended March 31, 2001, the General Partner made the same determination and wrote down the Partnership's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG and a Director of the Managing Trustee is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statement of Cash Flows. At June 30, 2001, the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Aerovias de Mexico S.A., de C.V. The note will be fully amortized by the contracted lease payments at the expiration of the lease agreement in June 2005.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Results of Operations). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,038. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3%.

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

After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Looking forward, the Managing Trustee presently does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2001. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term.

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. No cash distributions were declared for either of the six month periods ended June 30, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

                             AFG INVESTMENT TRUST A

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:  None

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:

 .             Exhibit 1.  Lease agreement with Aerovias de Mexico, S.A. de C.V.

  Item 6(b).  Reports on Form 8-K
  .           Response:  None



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



                             AFG Investment Trust A


By:         AFG  ASIT  Corporation,  a  Massachusetts
              corporation  and  the  Managing  Trustee  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  ASIT  Corporation
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     August  14,  2001
          -----------------