Form 10-Q
period 2001-09-30
AFG INVESTMENT TRUST A
filed 2001-11-19
CIK 879494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                             AFG INVESTMENT TRUST A

                                    FORM 10-Q

                                      INDEX






PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Changes in Participants' Capital
                for the nine months ended September 30, 2001 and 2000               5

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               6

                Notes to the Financial Statements                                   7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                15


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    24

                             AFG INVESTMENT TRUST A

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                            September 30,    December 31,
                                                                2001             2000
ASSETS

Cash and cash equivalents                                  $      586,762   $   2,764,972
Rents receivable                                                    1,640           4,667
Guarantee fee receivable                                                -          25,142
Interest receivable                                                     -           1,782
Accounts receivable - affiliate                                    27,190          58,585
Interest receivable - affiliate                                    11,654               -
Note receivable - affiliate                                       462,353         462,353
Investment securities - affiliate - at fair market value           56,879          79,944
Interest in EFG Kirkwood                                        1,010,706         950,989
Interest in MILPI                                               2,437,908         120,000
Investments - other                                                52,768          52,768
Other assets                                                        8,162             190
Equipment at cost, net of accumulated depreciation
  of $1,571,086 and $3,455,548 at September 30, 2001
  and December 31, 2000, respectively                             950,393       1,070,377
                                                           ---------------  --------------

      Total assets                                         $    5,606,415   $   5,591,769
                                                           ===============  ==============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $      444,967   $     553,728
Accrued interest                                                      502           1,835
Accrued liabilities                                                93,677          87,927
Accrued liabilities - affiliates                                  140,529          18,184
Deferred rental income                                              8,312           6,555
                                                           ---------------  --------------
     Total liabilities                                            687,987         668,229
                                                           ---------------  --------------

Participants' capital (deficit):
   Managing Trustee                                                (9,443)        (13,456)
   Special Beneficiary                                            (53,427)       (107,442)
   Class A Beneficiary Interests (482,016 Interests;
     initial purchase price of $25 each)                        5,857,091       6,096,441
   Class B Beneficiary Interests (826,072 Interests;
     initial purchase price of $5 each)                          (241,382)       (417,592)
   Treasury Interests (67,202 Class A Interests at Cost)         (634,411)       (634,411)
                                                           ---------------  --------------
     Total participants' capital                                4,918,428       4,923,540
                                                           ---------------  --------------

     Total liabilities and participants' capital           $    5,606,415   $   5,591,769
                                                           ===============  ==============



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                               For the three months ended    For the nine months ended
                                                    September 30,                 September 30,
                                                   2001          2000           2001          2000
                                                              (Restated)                 (Restated)
                                                              (See Note 1)               (See Note 1)
INCOME

Lease revenue                                     $    110,956   $ 157,025   $    338,461   $  554,690
Interest income                                          6,373      49,785         38,113      120,526
Interest income - affiliate                             11,654      11,654         34,582       34,582
Gain on sale of equipment                                    -       5,000         24,616      371,925
Gain on sale of investment securities                        -           -              -       21,520
Other income                                             3,067       6,761         20,027       47,933
                                                  -------------  ----------  -------------  -----------
  Total income                                         132,050     230,225        455,799    1,151,176
                                                  -------------  ----------  -------------  -----------

EXPENSES

Depreciation and amortization                           24,493      27,968         79,663      165,899
Interest expense                                         8,249      11,424         19,570       35,182
Management fees - affiliates                             9,976       9,965         34,744       33,619
Write-down of investment securities - affiliate              -           -         17,037            -
Operating expenses - affiliate                         183,079      61,200        535,443      252,443
                                                  -------------  ----------  -------------  -----------
  Total expenses                                       225,797     110,557        686,457      487,143
                                                  -------------  ----------  -------------  -----------

EQUITY INTERESTS

Equity income (loss) from EFG Kirkwood                (146,478)   (143,280)        59,717      (32,051)
Equity income from MILPI                               139,487           -        171,857            -
                                                  -------------  ----------  -------------  -----------
  Total income (loss) from equity interests             (6,991)   (143,280)       231,574      (32,051)
                                                  -------------  ----------  -------------  -----------


Net income (loss)                                 $   (100,738)  $ (23,612)  $        916   $  631,982
                                                  =============  ==========  =============  ===========


Net income (loss)
   per Class A Beneficiary Interest               $      (0.21)  $   (0.05)  $      (0.57)  $    (0.05)
                                                  =============  ==========  =============  ===========
   per Class B Beneficiary Interest               $          -   $      --   $       0.26   $     0.62
                                                  =============  ==========  =============  ===========
Cash distributions declared
   per Class A Beneficiary Interest               $         --   $      --   $         --   $       --
                                                  =============  ==========  =============  ===========
   per Class B Beneficiary Interest               $         --   $      --   $         --   $       --
                                                  =============  ==========  =============  ===========


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                        Managing      Special     Class A Beneficiaries               Class B Beneficiaries
                                        Trustee     Beneficiary
                                         Amount       Amount            Interests          Amount           Interests
 Balance at December 31, 2000          $ (13,456)  $   (107,442)                482,016  $6,096,441                 826,072

   Net income (loss)                       4,184         55,587                       -    (274,902)                      -

   Unrealized loss on investment
   securities - affiliate                   (126)             -                       -     (12,455)                      -

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                    (45)        (1,572)                      -      48,007                       -
                                       ----------  -------------  ---------------------  -----------  ---------------------

 Comprehensive income (loss)               4,013         54,015                       -    (239,350)                      -
                                       ----------  -------------  ---------------------  -----------  ---------------------

 Balance at September 30, 2001         $  (9,443)  $    (53,427)                482,016  $5,857,091                 826,072
                                       ==========  =============  =====================  ===========  =====================


                                         Class B     Treasury

                                         Amount     Interests      Total
 Balance at December 31, 2000          $(417,592)  $ (634,411)  $4,923,540

   Net income (loss)                     216,047            -          916

   Unrealized loss on investment
   securities - affiliate                      -            -      (12,581)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                (39,837)           -        6,553
                                       ----------  -----------  -----------

 Comprehensive income (loss)             176,210            -       (5,112)
                                       ----------  -----------  -----------

 Balance at September 30, 2001         $(241,382)  $ (634,411)  $4,918,428
                                       ==========  ===========  ===========












   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                             2001           2000
 .                                                                        (Restated)
 .                                                                        (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                               $        916   $   631,982
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                79,663       165,899
  Accretion of bond discount                                        -        (1,626)
  Gain on sale of equipment                                   (24,616)     (371,925)
  Gain on sale of investment securities                             -       (21,520)
  (Income) loss from equity interests                        (231,574)       32,051
  Write-down of investment securities - affiliate              17,037             -
Changes in assets and liabilities:
  Rents receivable                                              3,027       (11,036)
  Guarantee fee receivable                                     25,142             -
  Interest receivable                                           1,782             -
  Accounts receivable - affiliate                              31,395        73,062
  Accounts receivable - other                                       -       (12,933)
  Interest receivable - affiliate                             (11,654)        2,394
  Other assets                                                 (7,972)            -
  Accrued interest                                             (1,333)         (506)
  Accrued liabilities                                           5,750       (10,360)
  Accrued liabilities - affiliates                             47,345        10,848
  Deferred rental income                                        1,757       (20,072)
                                                         -------------  ------------
    Net cash provided by (used in) operating activities       (63,335)      466,258
                                                         -------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                  73,235     1,502,820
Interest in EFG Kirkwood                                            -      (205,689)
Interest in MILPI                                          (2,079,349)            -
Investments - other                                                 -       (14,443)
Proceeds from sale of investment securities                         -        53,652
                                                         -------------  ------------
    Net cash provided by (used in) investing activities    (2,006,114)    1,336,340
                                                         -------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                   471,038             -
Principal payments - notes payable                           (579,799)      (84,370)
Distributions paid                                                  -    (3,900,000)
                                                         -------------  ------------
    Net cash used in financing activities                    (108,761)   (3,984,370)
                                                         -------------  ------------

Net decrease in cash and cash equivalents                  (2,178,210)   (2,181,772)
Cash and cash equivalents at beginning of period            2,764,972     5,016,965
                                                         -------------  ------------
Cash and cash equivalents at end of period               $    586,762   $ 2,835,193
                                                         =============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                 $     20,903   $    35,688
                                                         =============  ============


See Note 6 to the financial statements regarding the reduction of the Trust's carrying value of its investment securities - affiliate during the nine months ended September 30, 2001.

See Note 8 to the financial statements regarding the Trust's acquisition of interests in MILPI during the nine months ended September 30, 2001.
   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE  1  -  RESTATEMENT  OF  SEPTEMBER  30,  2000  FINANCIAL  STATEMENTS
------------------------------------------------------------------------

After AFG Investment Trust A ("the Trust") filed its Form 10-Q for the quarter ended September 30, 2000 (the "September 30, 2000 Form 10-Q) with the United States Securities and Exchange Commission ("SEC"), the Trust received addition information related to the underlying operations of its interest in EFG Kirkwood LLC ("EFG Kirkwood LLC"). Consistent with the Trust's accounting policy of recording the equity income (loss) of its underlying interest when as the financial information becomes available, the Trust recorded its equity income
(loss) for EFG Kirkwood for the year ended December 31, 2000 in the fourth quarter of 2000. As a result, the Trust's financial results reported in its Annual Report on Form 10-K (the "2000 10-K") for the year ended December 31, 2000 filed with the SEC properly reflect the entire year's operations.

The Trust has restated its Statement of Operations for the three and nine months ended September 30, 2000 to properly reflect the equity (loss) from EFG Kirkwood for these periods to facilitate a more meaningful analysis of Management's Discussion and Analysis of Financial Condition and Results of Operations. These adjustments resulted in a net decrease in earnings for the three and nine months ended September 30, 2000 of $143,280 ($0.05 and $0.11 per Class A beneficiary interest and Class B beneficiary interest, respectively) and $32,051 ($0.05 and $0.00 per Class A beneficiary interest and Class B beneficiary interest, respectively). As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the SEC and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.

The table below details the allocation of income (loss) in each of the quarters for the nine months ended September 30, 2001.


                    Managing    Special        Class A          Class B
                    Trustee     Beneficiary    Beneficiaries    Beneficiaries    Treasury
                    Amount      Amount         Amount           Amount           Interests    Total

December 31, 2000   $ (13,456)  $   (107,442)  $    6,096,441   $     (417,592)  $ (634,411)  $4,923,540
Net income              6,962         55,586                -          216,047            -      278,595
Unrealized loss           (45)        (1,572)          48,007          (39,837)           -        6,553
March 31, 2001         (6,539)       (53,427)       6,144,448         (241,382)    (634,411)   5,208,688
                    ----------  -------------  ---------------  ---------------  -----------  -----------

Net loss               (1,769)             -         (175,172)               -            -     (176,941)
Unrealized loss           (66)             -           (6,487)               -            -       (6,553)
June 30, 2001          (8,374)       (53,427)       5,962,789         (241,382)    (634,411)   5,025,194
                    ----------  -------------  ---------------  ---------------  -----------  -----------

Net loss               (1,007)             -          (99,731)               -            -     (100,738)
Unrealized loss           (60)             -           (5,968)               -            -       (6,028)
September 30, 2001  $  (9,443)  $    (53,427)  $    5,857,091   $     (241,382)  $ (634,411)  $4,918,428
                    ----------  -------------  ---------------  ---------------  -----------  -----------




NOTE  3  -  CASH  EQUIVALENTS  AND  INVESTMENT  SECURITIES
----------------------------------------------------------

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

At September 30, 2001, the Trust had $445,745 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE  4  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing
Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $536,767 are due as follows:

For the year ending September 30,  2002  $160,885
                                   2003   145,522
                                   2004   138,216
                                   2005    92,144
                                         --------

     Total                            .  $536,767
                                         ========



In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.


NOTE  5  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.



                                             Remaining
                                               Lease
                                                Term      Equipment
                Equipment Type                (Months)     at Cost
-------------------------------------------  ----------  ------------
Aircraft                                             45  $ 1,239,741
Materials handling                                 0-15      929,575
Computer and peripherals                              0      214,788
Construction and mining                              15      137,375
                                                         ------------
 Total equipment cost                                 .    2,521,479
 Accumulated depreciation                             .   (1,571,086)
                                                         ------------
 Equipment, net of accumulated depreciation           .  $   950,393
                                                         ============


At September 30, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $1,476,000, representing approximately 59% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third- party lender. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $1,240,000 and a net book value of approximately $915,000 at September 30, 2001 (see Note
10).

At September 30, 2001, the cost of fully depreciated equipment held for sale or re-lease was approximately $239,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE  6  -  MARKETABLE  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $34,582 related to the Semele Note for each of the nine month periods ended September 30, 2001 and 2000.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the nine months ended September 30, 2001 of $17,037.

During the six months ended September 30, 2001, the Trust decreased the carrying value of its investment in Semele common stock based on the quoted price of the Semele stock on the OTC Bulletin Board on the date the stock traded closest to September 30, 2001, resulting in an unrealized loss of $12,581 for the nine months ended September, 30, 2001. This loss was reported as a component of comprehensive income (loss) included in the Statement of Changes in Participants' Capital.

NOTE  7  -  INTEREST  IN  EFG  KIRKWOOD
---------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele formed a joint venture, EFG Kirkwood, for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A membership interests in EFG Kirkwood and Semele purchased Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $998,539; including a 1% acquisition fee ($9,887) paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $146,478 and income of $59,717, respectively, for the three and nine months ended September 30, 2001, representing its pro-rata share of the net income of EFG Kirkwood. During the three and nine months ended September
30, 2000, the Trust recorded a loss of $143,280 and $32,051 respectively from its interest in EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and nine month periods ended September 30, 2001 and 2000, respectively. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three and nine month periods ended September 30, 2001 and 2000, respectively.


                        Three months     Three months     Nine months      Nine months
                           ended            ended            ended            ended
                        September 30,    September 30,    September 30,    September 30,
                            2001             2000             2001             2000

 Mountain Resort:
Total revenues          $    3,223,274   $    3,170,247   $   22,378,487   $   21,649,975
Total expenses              (4,531,949)      (4,440,353)     (21,535,057)     (20,322,407)
Income taxes                        --               --          (52,243)          (2,400)
                        ---------------  ---------------  ---------------  ---------------
Net income (loss)          ($1,308,675)     ($1,270,106)  $      791,187   $    1,325,168
                        ===============  ===============  ===============  ===============

Purgatory Ski Resort:
Total revenues          $      868,486   $      919,297   $   12,014,674   $    9,693,552
Total expenses              (2,966,166)      (3,036,123)     (11,542,289)     (11,388,497)
                        ---------------  ---------------  ---------------  ---------------
Net income (loss)          ($2,097,680)     ($2,116,826)  $      472,385      ($1,694,945)
                        ===============  ===============  ===============  ===============




NOTE  8  -  INTEREST  IN  MILPI
-------------------------------

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

The Trust has a 10% membership interest in MILPI having an original cost of $2,274,348. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776 and capitalized transaction costs of $75,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at September 30, 2001. During the quarter ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values of the underlying net assets of MILPI as of February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $105,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $8,298 during the nine months ended September 30, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $139,487 and $171,857, respectively, during the three and nine months ended September 30, 2001, representing its pro-rata share of the income of MILPI.

The table below provides summarized income statement data for PLM for the three and nine month period ended September 30, 2001. The acquisition of PLM occurred in February 2001.


                                     Three months ended    Nine months ended
                                     September 30, 2001    September 30, 2001

Total operating revenues             $         3,434,000   $         8,770,000
Total operating expenses                      (1,216,000)           (5,665,000)
Other income                                      99,000               270,000
                                     --------------------  --------------------
Income before income taxes                     2,317,000             3,375,000
Provision for income taxes                      (882,000)           (1,304,000)
                                     --------------------  --------------------

Net income                           $         1,435,000   $         2,071,000
                                     ====================  ====================

Equity income from MILPI             $           139,487   $           171,857
Goodwill amortization in connection
  with PLM                                        (3,742)               (8,298)
                                     --------------------  --------------------
Net income from PLM after goodwill
  amortization                       $           134,745   $           163,559
                                     ====================  ====================




NOTE  9  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Acquisition fees                 $ 21,776  $  2,180
Management fees                    34,744    33,619
Administrative charges             72,351    74,511
Reimbursable operating expenses
   due to third parties           463,092   177,932
                                 --------  --------

          Total                  $591,963  $288,242
                                 ========  ========



All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2001, the Trust was owed $27,190 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2001.


NOTE  10  -  NOTE  PAYABLE
--------------------------

Notes  payable  at  September  30, 2001 consisted of a 7.03% fixed interest rate
installment  note  of  $444,967  payable  to  an  institutional  lender.    The
installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. and the assignment of the related lease payments. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 4 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,038. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347.

Management believes that the carrying amount of the note payable approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

For the year ending September 30,   2002  $110,169
                                    2003   118,232
                                    2004   126,837
                                    2005    89,729
                                          --------

 .                                 Total  $444,967
                                          ========



NOTE  11  -  GUARANTEE  AGREEMENT
---------------------------------

On March 8, 2000, the Trust and three affiliated trusts (collectively, the "Trusts") entered into a guarantee agreement whereby the Trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC defaulted under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000 that reduced the guaranteed amount among the Trusts. During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $44,800, including $17,876 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $47,933 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.


NOTE  12  -  CONTINGENCIES
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

NOTE  13  -  OPERATING  SEGMENTS
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI. MILPI owns MILPI Acquisition which owns the majority interest in PLM, an equipment leasing and asset management company (see Note 8). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                             Three months ended     Nine months ended
                                                September 30,        September 30,
                                            2001        2000       2001       2000
Total Income:
   Equipment leasing                     $ 271,537   $ 230,225   $627,656  $1,151,176
   Real estate                            (146,478)   (143,280)    59,717     (32,051)
                                         ----------  ----------  --------  -----------
     Total                               $ 125,059   $  86,945   $687,373  $1,119,125
                                         ==========  ==========  ========  ===========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                     $ 184,943   $  68,874   $565,364  $  279,645
   Real estate                               8,112       2,291     21,860       6,417
                                         ----------  ----------  --------  -----------
     Total                               $ 193,055   $  71,165   $587,224  $  286,062
                                         ==========  ==========  ========  ===========

Interest Expense:
   Equipment leasing                     $   8,249   $  11,424   $ 19,570  $   35,182
   Real estate                                   -           -          -           -
                                         ----------  ----------  --------  -----------
     Total                               $   8,249   $  11,424   $ 19,570  $   35,182
                                         ==========  ==========  ========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $  24,493   $  27,968   $ 79,663  $  165,899
   Real estate                                   -           -          -           -
                                         ----------  ----------  --------  -----------
     Total                               $  24,493   $  27,968   $ 79,663  $  165,899
                                         ==========  ==========  ========  ===========

 Net Income (Loss)                       $(100,738)  $ (23,612)  $    916  $  631,982
                                         ==========  ==========  ========  ===========




Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2001, the Trust recognized lease revenue of $110,956 and $338,461, respectively, compared to $157,025 and $554,690, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A., de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and nine month periods ended September 30, 2001 was $18,027 and $72,695, respectively, compared to $61,439 and $155,108, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,654 and $34,582, respectively, during the three and nine month periods ended September 30, 2001 and 2000, earned on a note receivable from Semele (See Note
6).

During the nine months ended September 30, 2001, the Trust sold fully depreciated equipment and equipment having a net book value of $48,619 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $24,616. There were no equipment sales during the three months ended September 30, 2001.

During the three and nine months ended September 30, 2000, the Trust sold fully depreciated equipment and equipment having a net book value of $1,130,895, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,000 and $371,925, respectively.

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

During the nine months ended September 30, 2000, the Trust sold investment securities having a book value of $32,132, resulting in a gain, for financial statement purposes of $21,520.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 11 to the financial statements.) During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $44,800, including $17,876 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $47,933 from the guarantee. The guarantee fee is reflected as Other
Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

Depreciation expense for the three and nine month periods ended September 30, 2001 was $20,751 and $71,365, respectively, compared to $27,968 and $165,899, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $8,249 and $19,570, respectively, for the three and nine month periods ended September 30, 2001 compared to $11,424 and $35,182, respectively, for the same periods in 2000. Interest expense will decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $1,864 and $12,884, respectively, for the three and nine month periods ended September 30, 2001 compared to $7,674 and $27,202, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $183,079 and $535,443, respectively, for the three and nine month periods ended September 30, 2001 compared to $61,200 and $252,443, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $100,000 for ongoing legal matters. Operating expenses also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition and approximately $151,000 of cost related to aircraft maintenance and the re-lease of an aircraft in June 2001. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the nine months ended September 30, 2001 of $17,037.

During the three and nine months ended September 30, 2001, the Trust recorded income of $139,487 and $171,857, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $3,742 and $8,298, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 8.)

The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company.

During the three and nine months ended September 30, 2001, PLM recognized operating revenues of approximately $3,434,000 and approximately $8,770,000, respectively. Revenues for the three months ended September 30, 2001 are comprised primarily of management fees of approximately $1,375,000 and $1,847,000 of acquisition and lease negotiation fees. Revenues for the nine months ended September 30, 2001 are comprised primarily of management fees of approximately $4,362,000, acquisition and lease negotiation fees of approximately $2,032,000 and operating lease income of approximately $695,000.

During the three and nine months ended September, 30, 2001, PLM incurred total operating expenses of approximately $1,216,000 and approximately $5,665,000, respectively. Operating expenses for the three months ended September 30, 2001 are comprised primarily of general and administrative expenses of approximately $658,000 and operations support expenses of approximately $453,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,054,000 and operations support expenses of approximately $1,092,000, which include salary and office-related expenses for operational activities.

During the three and nine months ended September 30, 2001, PLM recognized other income of approximately $101,000 and $270,000, approximately, comprised primarily of interest income earned on investments. During the three and nine months ended September 30, 2001, PLM also incurred income tax expense of approximately $882,000 and $1,304,000, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $8,112 and $21,860, respectively, for the three and nine months ended September 30, 2001 compared to $2,291 and $6,417, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). See Note 7.

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

For the three and nine months ended September 30, 2001, the Trust recorded a loss of $146,478 and income of $59,717, respectively, from its ownership interest in EFG Kirkwood. For the three and nine months ended September 30, 2000, the Trust recorded a loss of $143,280 and $32,051, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and nine month periods ended September 30, 2001 and 2000 may not be indicative of future periods (See Note 7).

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the nine months ended September 30, 2001, Mountain Resort recorded total revenues of $22,378,487 compared to $21,649,975 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $728,512 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $2,350,000 and approximately $927,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 260,000 skiers for the nine months ended in 2001 as compared to 181,000 for the same period in 2000.

Residential-related revenues decreased approximately $2,549,000 for the nine months ended 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000. For the nine months ended September 30, 2001, residential revenues were approximately $513,000 compared to residential revenues of approximately $3,062,000 for the same period in 2000.

During the nine months ended September 30, 2001, Kirkwood recorded total expenses of $21,535,057 compared to $20,322,407 for the same period in 2000. The increase in total expenses of $1,212,650 from 2000 to 2001 is the result an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses increased approximately $2,392,000 and approximately $555,000, respectively, as a result of an increase in ski-related revenues and other operations revenues, as discussed above. Residential-related expenses decreased approximately $1,734,000 as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2001 compared to the same period in 2000, as also discussed above.

Purgatory Ski Resort ("Purgatory") is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the nine months ended September 30, 2001, Purgatory recorded total revenues of $12,014,674 compared to $9,693,552 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $2,321,122 is the result of improved weather conditions during the winter season,which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 240,000 skiers for the nine months ended September 30, 2001 compared to 176,000 skiers in the same period of 2000.

Total expenses were $11,542,289 for the nine months ended September 30, 2001 compared to $11,388,497 for the same period in 2000. The increase in total expenses for the nine months ended September 30, 2001 compared to the same period in 2000 of $153,792 is a result of an increase in operating expenses of $423,771, due to an increase in the number of skiers, discussed above, offset by a decrease in financing costs of $296,979.

NOTE  14  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statements is not anticipated to have a material n impact on the Trust's financial statements. During 2002, the Trust will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Trust.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Trust will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, which is not anticipated to have an impact on the Trust's earnings or financial position.

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

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Trust's assets and the Trust's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the Managing Trustee to determine the long-term effects, if any, that these events may have on the economic performance of the Trust's equipment portfolio. Approximately 49% of the Trust's equipment portfolio consists of commercial jet aircraft. The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of the airline industry. While it is currently not possible for the Managing Trustee to determine the ultimate long-term economic consequences of these events to the Trust, the Managing Trustee expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of some airlines. At September 30, 2001, the Trust has collected substantially all rents owed in connection with its aircraft. In addition, through its membership interest in EFG Kirkwood LLC, the Trust has an interest in two ski resorts that could be adversely affected by potential declines in vacation travel resulting from the events of September 11, 2001. The Managing Trustee is monitoring developments in the airline and resort industries and will continue to evaluate potential implications to the Trust's financial position and future liquidity.


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

Segment information for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                             Three months ended     Nine months ended
                                                September 30,        September 30,
                                            2001        2000       2001       2000
Total Income:
   Equipment leasing                     $ 271,537   $ 230,225   $627,656  $1,151,176
   Real estate                            (146,478)   (143,280)    59,717     (32,051)
                                         ----------  ----------  --------  -----------
     Total                               $ 125,059   $  86,945   $687,373  $1,119,125
                                         ==========  ==========  ========  ===========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                     $ 184,943   $  68,874   $565,364  $  279,645
   Real estate                               8,112       2,291     21,860       6,417
                                         ----------  ----------  --------  -----------
     Total                               $ 193,055   $  71,165   $587,224  $  286,062
                                         ==========  ==========  ========  ===========

Interest Expense:
   Equipment leasing                     $   8,249   $  11,424   $ 19,570  $   35,182
   Real estate                                   -           -          -           -
                                         ----------  ----------  --------  -----------
     Total                               $   8,249   $  11,424   $ 19,570  $   35,182
                                         ==========  ==========  ========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $  24,493   $  27,968   $ 79,663  $  165,899
   Real estate                                   -           -          -           -
                                         ----------  ----------  --------  -----------
     Total                               $  24,493   $  27,968   $ 79,663  $  165,899
                                         ==========  ==========  ========  ===========

 Net Income (Loss)                       $(100,738)  $ (23,612)  $    916  $  631,982
                                         ==========  ==========  ========  ===========




Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2001, the Trust recognized lease revenue of $110,956 and $338,461, respectively, compared to $157,025 and $554,690, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A., de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and nine month periods ended September 30, 2001 was $18,027 and $72,695, respectively, compared to $61,439 and $155,108, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,654 and $34,582, respectively, during the three and nine month periods ended September 30, 2001 and 2000, earned on a note receivable from Semele Group Inc. ("Semele") (See Note 6 to the financial statements).

During the nine months ended September 30, 2001, the Trust sold fully depreciated equipment and equipment having a net book value of $48,619 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $24,616. There were no equipment sales during the three months ended September 30, 2001.

During the three and nine months ended September 30, 2000, the Trust sold fully depreciated equipment and equipment having a net book value of $1,130,895, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,000 and $371,925, respectively.

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

During the nine months ended September 30, 2000, the Trust sold investment securities having a book value of $32,132, resulting in a gain, for financial statement purposes of $21,520.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 11 to the financial statements.) During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $44,800, including $17,876 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $35,000 and recognized total income of $47,933 from the guarantee. The guarantee fee is reflected as Other
Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

Depreciation expense for the three and nine month periods ended September 30, 2001 was $20,751 and $71,365, respectively, compared to $27,968 and $165,899, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $8,249 and $19,570, respectively, for the three and nine month periods ended September 30, 2001 compared to $11,424 and $35,182, respectively, for the same periods in 2000. Interest expense will decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $1,864 and $12,884, respectively, for the three and nine month periods ended September 30, 2001 compared to $7,674 and $27,202, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $183,079 and $535,443, respectively, for the three and nine month periods ended September 30, 2001 compared to $61,200 and $252,443, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $100,000 for ongoing legal matters. Operating expenses also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition and approximately $151,000 of cost related to aircraft maintenance and the re-lease of an aircraft in June 2001. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a total realized loss in the nine months ended September 30, 2001 of $17,037.

During the three and nine months ended September 30, 2001, the Trust recorded income of $139,487 and $171,857, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $3,742 and $8,298, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 8 to the financial statements.)

The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company.

During the three and nine months ended September 30, 2001, PLM recognized operating revenues of approximately $3,434,000 and approximately $8,770,000, respectively. Revenues for the three months ended September 30, 2001 are comprised primarily of management fees of approximately $1,375,000 and $1,847,000 of acquisition and lease negotiation fees. Revenues for the nine months ended September 30, 2001 are comprised primarily of management fees of approximately $4,362,000, acquisition and lease negotiation fees of approximately $2,032,000 and operating lease income of approximately $695,000.

During the three and nine months ended September, 30, 2001, PLM incurred total operating expenses of approximately $1,216,000 and approximately $5,665,000, respectively. Operating expenses for the three months ended September 30, 2001 are comprised primarily of general and administrative expenses of approximately $658,000 and operations support expenses of approximately $453,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,054,000 and operations support expenses of approximately $1,092,000, which include salary and office-related expenses for operational activities.

During the three and nine months ended September 30, 2001, PLM recognized other income of approximately $101,000 and $270,000, approximately, comprised primarily of interest income earned on investments. During the three and nine months ended September 30, 2001, PLM also incurred income tax expense of approximately $882,000 and $1,304,000, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $8,112 and $21,860, respectively, for the three and nine months ended September 30, 2001 compared to $2,291 and $6,417, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele Group, Inc. ("Semele") and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). See Note 7 to the financial statements.

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

For the three and nine months ended September 30, 2001, the Trust recorded a loss of $146,478 and income of $59,717, respectively, from its ownership interest in EFG Kirkwood. For the three and nine months ended September 30, 2000, the Trust recorded a loss of $143,280 and $32,051, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and nine month periods ended September 30, 2001 and 2000 may not be indicative of future periods (See Note 7 to the financial statements).

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the nine months ended September 30, 2001, Mountain Resort recorded total revenues of $22,378,487 compared to $21,649,975 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $728,512 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $2,350,000 and approximately $927,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 260,000 skiers for the nine months ended in 2001 as compared to 181,000 for the same period in 2000.

Residential-related revenues decreased approximately $2,549,000 for the nine months ended 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000. For the nine months ended September 30, 2001, residential revenues were approximately $513,000 compared to residential revenues of approximately $3,062,000 for the same period in 2000.

During the nine months ended September 30, 2001, Kirkwood recorded total expenses of $21,535,057 compared to $20,322,407 for the same period in 2000. The increase in total expenses of $1,212,650 from 2000 to 2001 is the result an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses increased approximately $2,392,000 and approximately $555,000, respectively, as a result of an increase in ski-related revenues and other operations revenues, as discussed above. Residential-related expenses decreased approximately $1,734,000 as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2001 compared to the same period in 2000, as also discussed above.

Purgatory Ski Resort ("Purgatory") is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the nine months ended September 30, 2001, Purgatory recorded total revenues of $12,014,674 compared to $9,693,552 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $2,321,122 is the result of improved weather conditions during the winter season,which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 240,000 skiers for the nine months ended September 30, 2001 compared to 176,000 skiers in the same period of 2000.

Total expenses were $11,542,289 for the nine months ended September 30, 2001 compared to $11,388,497 for the same period in 2000. The increase in total expenses for the nine months ended September 30, 2001 compared to the same period in 2000 of $153,792 is a result of an increase in operating expenses of $423,771, due to an increase in the number of skiers, discussed above, offset by a decrease in financing costs of $296,979.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $63,335 and net cash inflows of $466,258 for the nine months ended September 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At September 30, 2001, the Trust was due aggregate future minimum lease payments of $536,767 from contractual lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $444,967 (see Note 10 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as a greater level of the Trust's equipment assets become available for remarketing, the cash flows of the Trust will become less predictable.

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

The Trust has a 10% membership interest in MILPI having an original cost of $2,274,348. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776 and capitalized transaction costs of $75,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at September 30, 2001. During the quarter ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values of the underlying net assets as of February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $105,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $8,298 during the nine months ended September 30, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method as discussed above.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

During the nine month period ended September 30, 2000, the Trust expended $205,689 for its interest in EFG Kirkwood (see Note 7 to the financial statements) and $14,443 on other investments. During the nine month period ended September 30, 2001, the Trust realized net cash proceeds from equipment disposals of $73,235 compared to $1,502,820 for the same period in 2000. Sales proceeds in 2000 include $1,400,000 related to the sale of the Trust's SAAB SF340A aircraft in May 2000, formerly leased to Comair, Inc. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $53,652 during the nine months ended September 30, 2000.

The Trust has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). See Note 7 to the financial statements.

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

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. At March 31, 2001, the Trust determined that the decline in the market value of its Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock resulting in a total realized loss in the nine months ended
September  30,  2001  of  $17,037.  See  Results  of  Operations.

During the six months ended September 30, 2001, the Trust decreased the carrying value of its investment in Semele common stock based on the quoted price of the Semele stock on the OTC Bulletin Board on the date the stock traded closest to September 30, 2001, resulting in an unrealized loss of $12,581 for the nine months ended September, 30, 2001. This loss was reported as a component of comprehensive income (loss) included in the Statement of Changes in Participants' Capital.

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

The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statement of Cash Flows. At September 30, 2001, the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Aerovias de Mexico S.A., de C.V. The note will be fully amortized by the contracted lease payments at the expiration of the lease agreement in June 2005.

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

The Managing Trustee has evaluated and pursued a number of potential new acquisitions, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $3,900,000, which was paid January 2000.

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

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. No cash distributions were declared for either of the nine month periods ended September 30, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

  Item 6(a).  Exhibits
  .           Response:  None

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



                             AFG Investment Trust A


By:         AFG  ASIT  Corporation,  a  Massachusetts
              corporation  and  the  Managing  Trustee  of
              the  Registrant.


By:        ls/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  ASIT  Corporation
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  19,  2001
          -------------------