Form 10-Q
period 2002-03-31
AFG INVESTMENT TRUST A
filed 2002-05-17
CIK 879494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended      MARCH 31, 2002
                                              -------------------

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

                             AFG INVESTMENT TRUST A

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 and December 31, 2001                     3

                Statement of Operations
                for the three months ended March 31, 2002 and 2001          4

                Statement of Changes in Participants' Capital
                for the three months ended March 31, 2002                   5

                Statement of Cash Flows
                for the three months ended March 31, 2002 and 2001          6

                Notes to the Financial Statements                           7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    27


PART II. OTHER INFORMATION:

     Item 1 - 6                                                            28

                             AFG INVESTMENT TRUST A

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)

                                                            March 31,      December 31,
                                                               2002            2001
                                                          --------------  --------------
ASSETS

Cash and cash equivalents                                 $     742,708   $     587,819
Rents receivable                                                  4,918           4,918
Accounts receivable - affiliate                                   5,852          24,231
Interest receivable - affiliate                                  11,401          11,654
Note receivable - affiliate                                     462,353         462,353
Investment securities - affiliate                                43,406          39,841
Interest in EFG Kirkwood LLC                                  1,117,863         750,685
Interest in MILPI Holdings, LLC                               2,336,437       2,505,464
Investments - other                                              51,891          51,891
Other assets                                                     10,997             714
Equipment at cost, net of accumulated depreciation
  of $1,458,593 and $1,477,696 at March 31, 2002
  and December 31, 2001, respectively                           909,262         929,827
                                                          --------------  --------------

      Total assets                                        $   5,697,088   $   5,369,397
                                                          ==============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                             $     392,536   $     420,027
Accrued interest                                                    713             460
Accrued liabilities                                              61,899          95,978
Accrued liabilities - affiliates                                 61,959          72,471
Deferred rental income                                            8,312           8,312
                                                          --------------  --------------
     Total liabilities                                          525,419         597,248
                                                          --------------  --------------


Participants' capital (deficit):
   Managing Trustee                                                 298         (11,388)
   Special Beneficiary                                            2,462         (66,137)
   Class A Beneficiary interests (482,016 interests;
     initial purchase price of $25 each)                      5,793,387       5,772,667
   Class B Beneficiary interests (826,072 interests;
     initial purchase price of $5 each)                           6,368        (288,582)
   Treasury interests (67,202 Class A interests at cost)       (634,411)       (634,411)
   Accumulated other comprehensive income                         3,565               -
                                                          --------------  --------------
     Total participants' capital                              5,171,669       4,772,149
                                                          --------------  --------------

     Total liabilities and participants' capital          $   5,697,088   $   5,369,397
                                                          ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                     2002           2001
                                                 ------------   ------------
INCOME
Lease revenue                                    $      59,339  $      86,387
Interest income                                          2,720         21,345
Interest income - affiliate                             11,401         11,401
Gain on sale of equipment                                2,800         24,241
Other income                                                 -          5,996
                                                 -------------  -------------
  Total income                                          76,260        149,370
                                                 -------------  -------------

EXPENSES

Depreciation and amortization                           20,565         27,032
Interest expense                                         7,316         10,022
Management fees - affiliates                            10,755          9,866
Write-down of investment securities - affiliate              -         17,037
Operating expenses - affiliate                          61,975        158,927
                                                 -------------  -------------
  Total expenses                                       100,611        222,884
                                                 -------------  -------------

EQUITY INTERESTS

Equity in net income of EFG Kirkwood LLC               367,178        392,837
Equity in net income of MILPI Holdings, LLC             53,128         11,288
                                                 -------------  -------------
  Total income from equity interests                   420,306        404,125
                                                 -------------  -------------

Net income                                       $     395,955  $     330,611
                                                 =============  =============


Net income
   per Class A Beneficiary Interest              $        0.04  $           -
                                                 =============  =============
   per Class B Beneficiary Interest              $        0.36  $        0.31
                                                 =============  =============
Cash distributions declared
   per Class A Beneficiary Interest              $           -  $           -
                                                 =============  =============
   per Class B Beneficiary Interest              $           -  $           -
                                                 =============  =============







   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)



                                   Managing      Special
                                   Trustee     Beneficiary   Class A Beneficiaries              Class B Beneficiaries
                                    Amount       Amount            Interests          Amount          Interests          Amount
                                  ----------  -------------  ---------------------  ----------  ---------------------  ----------
 Balance at December 31, 2001     $ (11,388)  $    (66,137)                482,016  $5,772,667                826,072  $(288,582)

   Net income                        11,686         68,599                       -      20,720                      -    294,950
   Unrealized gain on investment
   securities                             -              -                       -           -                      -          -
                                  ----------  -------------  ---------------------  ----------  ---------------------  ----------
   Comprehensive income              11,686         68,599                       -      20,720                      -    294,950
                                  ----------  -------------  ---------------------  ----------  ---------------------  ----------

 Balance at March 31, 2002        $     298   $      2,462                 482,016  $5,793,387                826,072  $   6,368
                                  ==========  =============  =====================  ==========  =====================  ==========

                                                Accumulated
                                                   Other
                                   Treasury    Comprehensive
                                   Interests       Income        Total
                                  -----------  --------------  ----------
 Balance at December 31, 2001     $ (634,411)  $            -  $4,772,149

   Net income                              -          395,955
   Unrealized gain on investment
   securities                              -            3,565       3,565
                                  -----------  --------------  ----------
   Comprehensive income                    -            3,565     399,520
                                  -----------  --------------  ----------

 Balance at March 31, 2002          (634,411)  $        3,565  $5,171,669
                                  ===========  ==============  ==========














   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                            2002            2001
                                                        ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                $395,955        $330,611
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                              20,565          27,032
Gain on sale of equipment                                 (2,800)         (24,241)
Income from equity interests                             (420,306)       (404,125)
Write-down of investment securities - affiliate              -             17,037
Changes in assets and liabilities:
Rents receivable                                             -            (4,088)
Guarantee fee receivable                                     -            (5,996)
Interest receivable                                          -            (1,118)
Accounts receivable - affiliate                            18,379          41,534
Interest receivable - affiliate                             253           (11,401)
Other assets                                              (10,283)        (6,733)
Accrued interest                                            253            6,168
Accrued liabilities                                       (34,079)        (4,518)
Accrued liabilities - affiliates                          (10,512)         23,002
Deferred rental income                                       -            (6,305)
                                                       --------------  --------------
Net cash used in operating activities                     (42,575)        (23,141)
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                              2,800           38,241
Dividends received from MILPI Holdings, LLC               222,155            -
Interest in MILPI Holdings, LLC                              -          (2,079,348)
                                                       --------------  --------------
Net cash provided by (used in) investing activities       224,955       (2,041,107)
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Principal payments - notes payable                        (27,491)        (22,689)
                                                       --------------  --------------
Net cash used in financing activities                     (27,491)        (22,689)
                                                       --------------  --------------

Net increase (decrease) in cash and cash equivalents      154,889       (2,086,937)
Cash and cash equivalents at beginning of period          587,819        2,764,972
                                                       --------------  --------------
Cash and cash equivalents at end of period                $742,708        $678,035
                                                       ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $7,063          $3,854
                                                       ==============  ==============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:
See Note 4 to the financial statements regarding the increase of the Trust's carrying value of its investment securities - affiliate during the three months ended March 31, 2002.





   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2001 Annual Report (Form 10-K/A) of AFG Investment Trust A (the "Trust"). Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report included in Form 10-K/A.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and 2001 have been made and are reflected.

On May 16, 2002, the Trust filed Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the years ended December 31, 2001 and 2000. The financial position, results of operations, and cash flows for the interim periods of 2001 disclosed herein reflect the revised amounts as reported in the 2001 Form 10-K/A.

NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust (the "Managing Trustee") and the Trust's Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $464,455 are due as follows:

For the year ending March 31,   2003  $162,137
                                2004   141,066
                                2005   138,216
                                2006    23,036
                                      --------

                               Total  $464,455
                                      ========




NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at March 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  ------------

Aircraft                                                39  $ 1,239,741
Materials handling                                    0-19      775,942
Computer and peripherals                                 0      214,788
Construction and mining                                  9      137,384
                                                            ------------
   Total equipment cost                                       2,367,855
   Accumulated depreciation                                  (1,458,593)
                                                            ------------
   Equipment, net of accumulated depreciation               $   909,262
                                                            ============


At March 31, 2002, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $1,476,000, representing approximately 62% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third party lender. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $1,240,000 and a net book value of $886,000 at March 31, 2002.

At March 31, 2002, the cost of fully depreciated equipment held for sale or re-lease was approximately $239,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE  4  -  MARKETABLE  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $11,401 related to the Semele Note for each of the three month periods ended March 31, 2002 and 2001.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 2002, the Managing Trustee increased the carrying value of its investment in Semele common stock to $2.07 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to March 31, 2002), resulting in an unrealized gain of $3,565. This gain was reported as a component of comprehensive income included in the Statement of Changes in Participants' Capital.

At March 31, 2001, the Managing Trustee determined that the decline in market value of its investment in Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Trust wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closed to March 31, 2001) resulting in a loss of $17,037 in the three months ended March 31, 2001. An additional write-down of the investment in Semele common stock occurred in December 31, 2001.


NOTE  5  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

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

On May 1, 2000, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common membership interests and 100% of the Class B Preferred membership interests in an entity that owns the Purgatory Ski Resort ("Purgatory") in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $998,539; including a 1% acquisition fee of $9,887 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $367,178 and $392,837 for the three month periods ended March 31, 2002 and 2001, respectively, representing its pro-rata share of the net income of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three months ended March 31, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three months ended March 31, 2002 and 2001.


                           Three           Three
                        months ended    months ended
                         March 31,       March 31,
                            2002            2001
                       --------------  --------------
Mountain Resort:
Total revenues         $  16,405,337   $  16,160,809
Total expenses           (11,205,448)    (11,283,226)
Income taxes                  (5,804)             --
                       --------------  --------------
Net income             $   5,194,085   $   4,877,583
                       ==============  ==============

Purgatory Ski Resort:
Total revenues         $   9,403,054   $  10,386,704
Total expenses            (6,108,520)     (5,977,723)
                       --------------  --------------
Net income             $   3,294,534   $   4,408,981
                       ==============  ==============




NOTE  6  -  INTEREST  IN  MILPI  HOLDINGS,  LLC
-----------------------------------------------

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition Corp. ("MILPI Acquisition), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI ($120,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc., ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The Trust had a 10% membership interest in MILPI prior to MILPI's acquisition of the remaining 17% of PLM's outstanding common stock in February 2002, as described below. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002. Since the Trust and another of the Trusts have determined to liquidate their assets, the two other Trusts provided the funds necessary to acquire the remaining 17% of PLM's outstanding common stock.

At March 31, 2002, the Trust has a 8.33% membership interest in MILPI having an original cost of $2,218,822. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, capitalized transaction costs of $19,474 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776. The Trust capitalized these transaction costs, of which $814 was amortized during the quarter ended March 31, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $53,128 and $11,288, respectively, during the three month periods ended March 31, 2002 and 2001, representing its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $222,155.

The table below provides summarized income statement data for MILPI for the three months ended March 31, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.


                              Three months      Three months
                                 ended             ended
                             March 31, 2002    March 31, 2001
                            ----------------  ----------------
Total revenues              $     1,702,041   $     3,206,716
Total expenses                     (885,179)       (1,895,332)
                            ----------------  ----------------
Income before income taxes          816,862         1,311,384
Provision for income taxes         (263,847)         (254,000)
                            ----------------  ----------------

Net income                  $       553,015   $     1,057,384
                            ================  ================



NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2002 and 2001, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                  2002      2001
                                 -------  --------
Acquisition fees                 $     -  $ 21,776
Management fees                   10,755     9,866
Administrative charges            39,739    24,117
Reimbursable operating expenses
   due to third parties           22,236   134,810
                                 -------  --------

          Total                  $72,730  $190,569
                                 =======  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2002, the Trust was owed $5,852 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2002.


NOTE  8  -  NOTES  PAYABLE
--------------------------

Notes payable at March 31, 2002 consisted of a 7.03% fixed interest rate installment note of $392,536 payable to an institutional lender. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. and the assignment of the related lease payments, as discussed below. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending March 31,   2003  $113,756
                                  2004   122,335
                                  2005   131,259
                                  2006    25,186
                                        --------
                                 Total  $392,536
                                        ========



NOTE  9  -  CONTINGENCIES
-------------------------

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


NOTE  10  -  OPERATING  SEGMENTS
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                           2002        2001
                                        ----------  ----------
Total Income (1):
   Equipment leasing                    $   76,260  $  149,370
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   76,260  $  149,370
                                        ==========  ==========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                    $   70,199  $  180,106
   Real estate                               2,531       5,724
                                        ----------  ----------
     Total                              $   72,730  $  185,830
                                        ==========  ==========

Interest Expense:
   Equipment leasing                    $    7,316  $   10,022
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $    7,316  $   10,022
                                        ==========  ==========

Depreciation and Amortization Expense:
   Equipment leasing                    $   20,565  $   27,032
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   20,565  $   27,032
                                        ==========  ==========

 Equity Interests:
   Equipment leasing                    $   53,128  $   11,288
   Real estate                             367,178     392,837
                                        ----------  ----------
     Total                              $  420,306  $  404,125
                                        ==========  ==========

 Net Income:                            $  395,955  $  330,611
                                        ==========  ==========

 Capital Expenditures:
   Equipment leasing                    $        -  $2,079,348
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $        -  $2,079,348
                                        ==========  ==========

 Assets:
   Equipment leasing                    $4,579,225  $4,647,288
   Real estate                           1,117,863   1,300,287
                                        ----------  ----------
     Total                              $5,697,088  $5,947,575
                                        ==========  ==========



(1) Includes equipment leasing revenue of $59,339 and $86,387 for the three months ended March 31, 2002 and 2001, respectively.

Three  months  ended March 31, 2002 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2001:
-----

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three months ended March 31, 2002, the Trust recognized lease revenue of $59,339 compared to $86,387 for same period in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three months ended March 31, 2002 was $14,121 compared to $32,746 for the same period in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,401 for each of the quarters ended March 31, 2002 and 2001, earned on a note receivable from Semele Group Inc. ("Semele"). The note is scheduled to mature in April 2003.

During the three months ended March 31, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,800 compared to a net gain of $24,241 on equipment having a net book value of $14,000 during the same period in 2001.

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

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the quarter ended March 31, 2001, the Trust recognized income of $5,996 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $20,565 and $27,032 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $7,316 and $10,022 for the three months ended March 31, 2002 and 2001, respectively. Interest expense will continue to decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $8,224 and $4,142 for the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $61,975 and $158,927 during the three months ended March 31, 2002 and 2001, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters and also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"), as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $17,037.

During the three months ended March 31, 2002 and 2001, the Trust recorded income of $53,128 and $11,288, respectively, from its ownership interest in MILPI. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. The Trust recorded $814 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February
2001.  PLM  is  an  equipment  leasing  and  asset  management  company.

MILPI
-----

During the three months ended March 31, 2002 and 2001, MILPI recognized operating revenues of approximately $1,702,000 and $3,207,000, respectively. Revenues for the three months ended March 31, 2002 are comprised of management fees of approximately $1,498,000, interest income of approximately $137,000 and $67,000 of operating lease income. Revenues for the three months ended March 31, 2001 were comprised primarily of management fees of approximately $2,209,000, commissions and other fees of approximately $185,000, interest income of approximately $300,000 and operating lease income of approximately $513,000.

During the three months ended March 31, 2002 and 2001, MILPI incurred total operating expenses of approximately $885,000 and $1,895,000, respectively.
Operating expenses for the three months ended March 31, 2002 are comprised of operations support expenses of approximately $815,000 and depreciation and amortization of approximately $70,000. For the three months ended March 31, 2001, operating expenses were comprised primarily of operating expenses of approximately $1,652,000 and depreciation and amortization of approximately $243,000.

MILPI also incurred income tax expense of approximately $264,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $2,531 and $5,724 for the quarters ended March 31, 2002 and 2001, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

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

For the three months ended March 31, 2002 and 2001, the Trust recorded income of $367,178 and $392,837, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months ended March 31, 2002 and 2001 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts.

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

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.

                                     ------
                             AFG INVESTMENT TRUST A

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

Impairment  of  long-lived  assets:  On  a  regular  basis, the Managing Trustee
-----------------------------------
reviews  the net carrying value of equipment and equity investments to determine
-----
whether it can be recovered from undiscounted future cash flows. Adjustments to reduce the net carrying value of long-lived assets are recorded in those instances where estimated net realizable value is considered to be less than net carrying value.

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

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                           2002        2001
                                        ----------  ----------
Total Income (1):
   Equipment leasing                    $   76,260  $  149,370
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   76,260  $  149,370
                                        ==========  ==========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                    $   70,199  $  180,106
   Real estate                               2,531       5,724
                                        ----------  ----------
     Total                              $   72,730  $  185,830
                                        ==========  ==========

Interest Expense:
   Equipment leasing                    $    7,316  $   10,022
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $    7,316  $   10,022
                                        ==========  ==========

Depreciation and Amortization Expense:
   Equipment leasing                    $   20,565  $   27,032
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   20,565  $   27,032
                                        ==========  ==========

 Equity Interests:
   Equipment leasing                    $   53,128  $   11,288
   Real estate                             367,178     392,837
                                        ----------  ----------
     Total                              $  420,306  $  404,125
                                        ==========  ==========

 Net Income:                            $  395,955  $  330,611
                                        ==========  ==========

 Capital Expenditures:
   Equipment leasing                    $        -  $2,079,348
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $        -  $2,079,348
                                        ==========  ==========

 Assets:
   Equipment leasing                    $4,579,225  $4,647,288
   Real estate                           1,117,863   1,300,287
                                        ----------  ----------
     Total                              $5,697,088  $5,947,575
                                        ==========  ==========



(1) Includes equipment leasing revenue of $59,339 and $86,387 for the three months ended March 31, 2002 and 2001, respectively.

Three  months  ended March 31, 2002 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2001:
-----

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three months ended March 31, 2002, the Trust recognized lease revenue of $59,339 compared to $86,387 for same period in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three months ended March 31, 2002 was $14,121 compared to $32,746 for the same period in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,401 for each of the quarters ended March 31, 2002 and 2001, earned on a note receivable from Semele Group Inc. ("Semele"). The note is scheduled to mature in April 2003.

During the three months ended March 31, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,800 compared to a net gain of $24,241 on equipment having a net book value of $14,000 during the same period in 2001.

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

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the quarter ended March 31, 2001, the Trust recognized income of $5,996 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $20,565 and $27,032 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $7,316 and $10,022 for the three months ended March 31, 2002 and 2001, respectively. Interest expense will continue to decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $8,224 and $4,142 for the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $61,975 and $158,927 during the three months ended March 31, 2002 and 2001, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters and also included approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"), as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $17,037.

During the three months ended March 31, 2002 and 2001, the Trust recorded income of $53,128 and $11,288, respectively, from its ownership interest in MILPI. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. The Trust recorded $814 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February
2001.  PLM  is  an  equipment  leasing  and  asset  management  company.

MILPI
-----

During the three months ended March 31, 2002 and 2001, MILPI recognized operating revenues of approximately $1,702,000 and $3,207,000, respectively. Revenues for the three months ended March 31, 2002 are comprised of management fees of approximately $1,498,000, interest income of approximately $137,000 and $67,000 of operating lease income. Revenues for the three months ended March 31, 2001 were comprised primarily of management fees of approximately $2,209,000, commissions and other fees of approximately $185,000, interest income of approximately $300,000 and operating lease income of approximately $513,000.

During the three months ended March 31, 2002 and 2001, MILPI incurred total operating expenses of approximately $885,000 and $1,895,000, respectively.
Operating expenses for the three months ended March 31, 2002 are comprised of operations support expenses of approximately $815,000 and depreciation and amortization of approximately $70,000. For the three months ended March 31, 2001, operating expenses were comprised primarily of operating expenses of approximately $1,652,000 and depreciation and amortization of approximately $243,000.

MILPI also incurred income tax expense of approximately $264,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $2,531 and $5,724 for the quarters ended March 31, 2002 and 2001, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

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

For the three months ended March 31, 2002 and 2001, the Trust recorded income of $367,178 and $392,837, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months ended March 31, 2002 and 2001 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts.

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

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $42,575 and $23,141 for the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At March 31, 2002, the Trust was due aggregate future minimum lease payments of $464,455 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $392,536. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI ($120,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The Trust had a 10% membership interest in MILPI prior to MILPI's acquisition of the remaining 17% of PLM's outstanding common stock in February 2002, as described below. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002. Since the Trust and another of the Trusts have determined to liquidate their assets, the two other Trusts provided the funds necessary to acquire the remaining 17% of PLM's outstanding common stock.

At March 31, 2002, the Trust has an 8.33% membership interest in MILPI having an original cost of $2,218,822. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, capitalized transaction costs of $19,474 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776. The Trust capitalized these transaction costs, of which $814 was amortized during the quarter ended March 31, 2001. SFAS. No. 142 was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $222,155.

During the three months ended March 31, 2002 and 2001, the Trust realized net cash proceeds from equipment disposals of $2,800 and $38,241, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

The Trust has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort and Mountain Springs.

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

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele common stock and holds a beneficial interest in a note receivable from Semele of $462,353. The note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 2002, the Trust increased the carrying value of its investment in Semele common stock to $2.07 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to March 31, 2002), resulting in an unrealized gain of $3,565. This gain was reported as a component of comprehensive income included in the Statement of Changes in Participants' Capital.

At March 31, 2001, the Trust determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $17,037.

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

The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities on the accompanying Statements of Cash Flow. At March 31, 2002, the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. The note is recourse only to the Trust's interest in the aircraft and to the minimum rental payments to be received during the debt amortization period. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

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

After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new acquisitions, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although, at the time, the Managing Trustee intended to continue to evaluate additional new investments, it anticipated that the Trust would be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $3,900,000, which was paid on January 19, 2000.

After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Currently, the Managing Trustee has not reinstated cash distributions. The Managing Trustee periodically will review and consider other one-time distributions. The Managing Trustee expects that the Trust will retain cash from operations and future sales and refinancings to fully retire its debt obligation and for the continued maintenance of the Trust's assets.

No cash distributions have been declared since the special distribution described above. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Trust's financial statements include financial instruments that are exposed to interest rate risks.

The Trust has one note payable outstanding at March 31, 2002, which bears a fixed interest rate of 7.03%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Trust during the three months ended March 31, 2002 was not material.

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



                             AFG Investment Trust A


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     /s/  Michael  J.  Butterfield
             -----------------------------
          Michael  J.  Butterfield
          Treasurer  of  AFG  ASIT  Corporation
          (Duly  Authorized  Officer  and
          Principal  Financial  and  Accounting  Officer)


     Date:     May  16,  2002
               --------------