Form 10-Q
period 2002-06-30
AFG INVESTMENT TRUST A
filed 2002-08-19
CIK 879494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      June 30, 2002
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                           Commission File No. 0-21396

                             AFG INVESTMENT TRUST A
                             ----------------------
             (Exact name of registrant as specified in its charter)


  Delaware                                                           04-3145953
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

         1050 Waltham Street, Suite 310, Lexington, MA            02421
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

88  Broad  Street,  Boston,  MA    02110
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
   -----

                             AFG INVESTMENT TRUST A

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 and December 31, 2001                        3

                Statement of Operations
                for the three and six months ended June 30, 2002 and 2001     4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2002                        5

                Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      27


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              28

                             AFG INVESTMENT TRUST A

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                           June 30,     December 31,
                                                             2002           2001

ASSETS

Cash and cash equivalents                                 $  628,646   $     587,819
Rents receivable                                               6,545           4,918
Accounts receivable - affiliate                               12,239          24,231
Interest receivable - affiliate                               11,527          11,654
Note receivable - affiliate                                  462,353         462,353
Investment securities - affiliate                             34,809          39,841
Interest in EFG Kirkwood LLC                                 939,418         750,685
Interest in MILPI Holdings, LLC                            2,401,079       2,505,464
Investments - other                                           51,891          51,891
Other assets                                                   7,683             714
Equipment at cost, net of accumulated depreciation
  of $1,962,806 and $1,477,696 at June 30, 2002
  and December 31, 2001, respectively                        405,049         929,827
                                                          -----------  --------------

      Total assets                                        $4,961,239   $   5,369,397
                                                          ===========  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                             $  365,015   $     420,027
Accrued interest                                                 599             460
Accrued liabilities                                           69,568          95,978
Accrued liabilities - affiliates                              38,787          72,471
Deferred rental income                                         8,300           8,312
                                                          -----------  --------------
     Total liabilities                                       482,269         597,248
                                                          -----------  --------------


Participants' capital (deficit):
   Managing Trustee                                           (6,841)        (11,388)
   Special Beneficiary                                             -         (66,137)
   Class A Beneficiary interests (482,016 interests;
     initial purchase price of $25 each)                   5,125,254       5,772,667
   Class B Beneficiary interests (826,072 interests;
     initial purchase price of $5 each)                            -        (288,582)
   Treasury interests (67,202 Class A interests at cost)    (634,411)       (634,411)
   Accumulated other comprehensive loss                       (5,032)              -
                                                          -----------  --------------
     Total participants' capital                           4,478,970       4,772,149
                                                          -----------  --------------

     Total liabilities and participants' capital          $4,961,239   $   5,369,397
                                                          ===========  ==============






   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                    For the three months ended          For the six months ended
                                                               June 30,                        June 30,

                                                       2002            2001            2002            2001
..
INCOME
Lease revenue                                     $      69,481   $     141,118   $     128,820   $     227,505
Interest income                                           2,771          10,395           5,491          31,740
Interest income - affiliate                              11,527          11,527          22,928          22,928
Gain on sale of equipment                                     -             375           2,800          24,616
Other income                                                  -          10,964               -          16,960
  Total income                                           83,779         174,379         160,039         323,749
------------------------------------------------

EXPENSES

Depreciation and amortization                            20,565          28,138          41,130          55,170
Interest expense                                          6,919           1,299          14,235          11,321
Management fees - affiliates                             11,351          14,902          22,106          24,768
Write-down of investment securities - affiliate               -               -               -          17,037
Write-down of equipment                                 483,648               -         483,648               -
Operating expenses - affiliate                          131,596         193,437         193,571         352,364
  Total expenses                                        654,079         237,776         754,690         460,660
------------------------------------------------

EQUITY INTERESTS

Equity in net income (loss) of EFG
  Kirkwood LLC                                         (178,445)       (146,027)        188,733         246,810
Equity in net income of MILPI Holdings, LLC              64,643          21,082         117,771          32,370
  Total income (loss) from equity interests            (113,802)       (124,945)        306,504         279,180
------------------------------------------------

Net income (loss)                                 $    (684,102)  $    (188,342)  $    (288,147)  $     142,269
                                                  --------------  --------------  --------------  --------------

         ---                                                ---
Net income (loss)
   per Class A Beneficiary Interest               $       (1.39)  $       (0.39)  $       (1.34)  $       (0.39)
   per Class B Beneficiary Interest               $       (0.01)  $           -   $        0.35   $        0.31
                                                  ==============  ==============  ==============  ==============
Cash distributions declared
   per Class A Beneficiary Interest               $           -   $           -   $           -   $           -
   per Class B Beneficiary Interest               $           -   $           -   $           -   $           -
                                                  ==============  ==============  ==============  ==============





   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)



                                       .             .                  .                 .                 .
                                    Managing      Special               .                 .                 .
                                    Trustee     Beneficiary   Class A Beneficiaries       -       Class B Beneficiaries
                                     Amount       Amount            Interests          Amount           Interests
                                   ----------  -------------  ---------------------  -----------  ---------------------
 Balance at December 31, 2001      $ (11,388)  $    (66,137)                482,016  $5,772,667                 826,072

   Net income (loss)                   4,547         66,137                       -    (647,413)                      -
   Unrealized loss on investment
   securities  - affiliate                 -              -                       -           -                       -
                                   ----------  -------------  ---------------------  -----------  ---------------------
   Comprehensive income (loss)         4,547         66,137                       -    (647,413)                      -
                                   ----------  -------------  ---------------------  -----------  ---------------------

 Balance at June 30, 2002          $  (6,841)  $          -                 482,016  $5,125,254                 826,072
                                   ==========  =============  =====================  ===========  =====================

                                       .            .         Accumulated
                                       .            .            Other
                                       -        Treasury     Comprehensive

                                     Amount     Interests        Loss           Total
                                   ----------  -----------  ---------------  -----------
 Balance at December 31, 2001      $(288,582)  $ (634,411)  $            -   $4,772,149

   Net income (loss)                 288,582            -         (288,147)
   Unrealized loss on investment
   securities  - affiliate                 -            -           (5,032)      (5,032)
                                   ----------  -----------  ---------------  -----------
   Comprehensive income (loss)       288,582            -           (5,032)    (293,179)
                                   ----------  -----------  ---------------  -----------

 Balance at June 30, 2002          $       -   $ (634,411)  $       (5,032)  $4,478,970
                                   ==========  ===========  ===============  ===========

















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                               2002            2001
..                                                          ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $    (288,147)  $     142,269
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                  41,130          55,170
  Gain on sale of equipment                                      (2,800)        (24,616)
  Income from equity interests                                 (306,504)       (279,180)
  Write-down of investment securities - affiliate                     -          17,037
  Write-down of equipment                                       483,648               -
Changes in assets and liabilities:
  Rents receivable                                               (1,627)          3,276
  Guarantee fee receivable                                            -         (10,883)
  Interest receivable                                                 -          (2,464)
  Accounts receivable - affiliate                                11,992          22,984
  Interest receivable - affiliate                                   127         (11,527)
  Other assets                                                   (6,969)        (85,077)
  Accrued interest                                                  139          (1,099)
  Accrued liabilities                                           (26,410)        (22,268)
  Accrued liabilities - affiliates                              (33,684)         86,229
  Deferred rental income                                            (12)          1,508
                                                          --------------  --------------
    Net cash used in operating activities                      (129,117)       (108,641)
                                                          --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                     2,800          73,235
Dividends received from MILPI Holdings, LLC                     222,156               -
Interest in MILPI Holdings, LLC                                       -      (2,079,349)
                                                          --------------  --------------
    Net cash provided by (used in) investing activities         224,956      (2,006,114)
                                                          --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from note payable                                            -         471,038
Principal payments - notes payable                              (55,012)       (553,728)
                                                          --------------  --------------
    Net cash used in financing activities                       (55,012)        (82,690)
                                                          --------------  --------------

Net increase (decrease) in cash and cash equivalents             40,827      (2,197,445)
Cash and cash equivalents at beginning of period                587,819       2,764,972
                                                          --------------  --------------
Cash and cash equivalents at end of period                $     628,646   $     567,527
                                                          ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                  $      14,096   $      12,420
                                                          ==============  ==============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:
See Note 4 to the financial statements regarding the decrease of the Trust's carrying value of its investment securities - affiliate during the six months ended June 30, 2002.



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST A

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected.

On May 16, 2002, the Trust filed Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the years ended December 31, 2001 and 2000. The financial position, results of operations, and cash flows for the interim periods of 2001 disclosed herein reflect the revised amounts as reported in the 2001 Form 10-K/A.

The table below details the allocation of income (loss) in each of the quarters for the six months ended June 30, 2002:

                              .             .               .                .              .         Accumulated
                              .             .               .                .              .            Other
                           Managing      Special         Class A          Class B       Treasury     Comprehensive
                           Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests    Income (Loss)      Total
December 31, 2001         $ (11,388)  $    (66,137)  $    5,772,667   $     (288,582)  $ (634,411)  $            -   $4,772,149

Comprehensive net income     11,686         68,599           20,720          294,950            -            3,565      399,520
                          ----------  -------------  ---------------  ---------------  -----------  ---------------  -----------
March 31, 2002                  298          2,462        5,793,387            6,368     (634,411)           3,565    5,171,669

Comprehensive net loss       (7,139)        (2,462)        (668,133)          (6,368)           -           (8,597)    (692,699)
                          ----------  -------------  ---------------  ---------------  -----------  ---------------  -----------
June 30, 2002             $  (6,841)  $          -   $    5,125,254   $            -   $ (634,411)  $       (5,032)  $4,478,970
                          ==========  =============  ===============  ===============  ===========  ===============  ===========




NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust (the "Managing Trustee") and the Trust's Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $422,913 are due as follows:

For the year ending June 30,   2003  $156,469
                               2004   139,746
                               2005   126,698
                                     --------

..                             Total  $422,913
                                     ========



NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at June 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  ------------

Aircraft                                                36  $ 1,239,741
Materials handling                                    0-16      775,942
Computer and peripherals                                 0      214,788
Construction and mining                                  6      137,384
                                                            ------------
   Total equipment cost                                  -    2,367,855
   Accumulated depreciation                              -   (1,962,806)
                                                            ------------
   Equipment, net of accumulated depreciation            -  $   405,049
                                                            ============


At June 30, 2002, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $1,476,000, representing approximately 62% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third party lender. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $1,240,000 and a net book value of approximately $388,000 at June 30, 2002.

At June 30, 2002, the cost of fully depreciated equipment held for sale or re-lease was approximately $215,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the Trust's management of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.


NOTE  4  -  MARKETABLE  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange transaction in 1997, the Trust is the beneficial owner of 20,969 shares of Semele Group Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $462,353. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $22,928 related to the Semele Note during each of the six month periods ended June 30, 2002 and 2001.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2002, the Managing Trustee decreased the carrying value of its investment in Semele common stock to $1.66 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to June 30, 2002), resulting in an unrealized loss of $5,032.
This loss was reported as a component of comprehensive loss included in the Statement of Changes in Participants' Capital.

At March 31, 2001, the Managing Trustee determined that the decline in market value of its investment in Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Trust wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closed to March 31, 2001) resulting in a loss of $17,037 in the six months ended June 30, 2001. An additional write-down of the investment in Semele common stock occurred in December 31, 2001.


NOTE  5  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $998,539; including a 1% acquisition fee of $9,887 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method. The Trust recorded a loss of $178,445 and income of $188,733 for the three and six month periods ended June 30, 2002, respectively, compared to a loss of $146,027 and income of $246,810, respectively, for the same periods in 2001, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and six months ended June 30, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three and six months ended June 30, 2002 and 2001.





                         For the Three    For the Three    For the Six     For the Six
                         Months Ended     Months Ended     Months Ended    Months Ended
                         June 30, 2002    June 30, 2001   June 30, 2002   June 30, 2001
                        ---------------  ---------------  --------------  --------------
Mountain Resort
----------------------
     Total revenues     $    4,070,745   $   4, 400,053   $   20,476,082  $   20,560,862
     Total expenses          5,359,278        6,064,728       16,564,726      17,347,954
     Income taxes                  800           52,243            6,208          52,243
                        ---------------  ---------------  --------------  --------------
     Net income (loss)  $   (1,289,333)  $   (1,716,918)  $    3,905,148  $    3,160,665
                        ---------------  ---------------  --------------  --------------

Purgatory Ski Resort
----------------------
     Total revenues     $      478,830   $      759,484   $    9,881,884  $   11,146,188
     Total expenses          3,175,826        2,598,400        9,284,346       8,576,123
                        ---------------  ---------------  --------------  --------------
     Net income (loss)  $   (2,696,996)  $   (1,838,916)  $      597,538  $    2,570,065
                        ---------------  ---------------  --------------  --------------



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

At June 30, 2002, the Trust has an 8.33% membership interest in MILPI having an original cost of $2,218,822. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, capitalized transaction costs of $19,474 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776. The Trust capitalized these transaction costs, of which $4,556 was amortized during the six months ended June 30, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $64,643 and $117,771, respectively, during the three and six months ended June 30, 2002, compared to $21,082 and $32,370, respectively, for the same periods in 2001, which represented its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $222,156.

The table below provides summarized income statement data for MILPI for the three and six months ended June 30, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001, with the remaining interest acquired in February 2002.


..                           Three months    Three months     Six months      Six months
..                              ended           ended           ended           ended
..                          June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                           --------------  --------------  --------------  --------------
 Total revenues            $    1,682,835  $    2,406,074  $    3,378,578  $    5,612,790
 Total costs and expenses         489,059       1,414,453       1,368,089       3,309,785
 Provision for taxes              385,742         167,435         649,589         421,435
                           --------------  --------------  --------------  --------------
 Net income                $      808,034  $      824,186  $    1,360,900  $    1,881,570
                           ==============  ==============  ==============  ==============




NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2002 and 2001, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Acquisition fees                 $      -  $ 21,776
Management fees                    22,106    24,768
Administrative charges             84,134    48,234
Reimbursable operating expenses
   due to third parties           109,437   304,130
                                 --------  --------

          Total                  $215,677  $398,908
                                 ========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2002, the Trust was owed $12,239 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2002.


NOTE  8  -  NOTES  PAYABLE
--------------------------

Notes payable at June 30, 2002 consisted of a 7.03% fixed interest rate installment note of $365,015 payable to an institutional lender. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. and the assignment of the related lease payments, as discussed below. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending June 30,   2003  $116,018
                                 2004   124,481
                                 2005   124,516
                                       --------
..                               Total  $365,015
                                       ========



NOTE  9  -  CONTINGENCIES
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
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI owned 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                        Three months ended June 30,  Six months ended June 30,

                                          2002           2001          2002        2001
                                       -----------  --------------  ----------  ----------
Total Income (1):
   Equipment leasing                   $   83,779   $     174,379   $ 160,039   $  323,749
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $   83,779   $     174,379   $ 160,039   $  323,749
                                       ===========  ==============  ==========  ==========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                   $  140,317   $     205,744   $ 210,516   $  389,008
   Real estate                              2,630           2,595       5,161        5,161
                                       -----------  --------------  ----------  ----------
     Total                             $  142,947   $     208,339   $ 215,677   $  394,169
                                       ===========  ==============  ==========  ==========

Interest Expense:
   Equipment leasing                   $    6,919   $       1,299   $  14,235   $   11,321
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $    6,919   $       1,299   $  14,235   $   11,321
                                       ===========  ==============  ==========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                   $  504,213   $      28,138   $ 524,778   $   55,170
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $  504,213   $      28,138   $ 524,778   $   55,170
                                       ===========  ==============  ==========  ==========

 Equity Interests:
   Equipment leasing                   $   64,643   $      21,082   $ 117,771   $   32,370
   Real estate                           (178,445)       (146,027)    188,733      246,810
                                       -----------  --------------  ----------  ----------
     Total                             $ (113,802)  $    (124,945)  $ 306,504   $  279,180
                                       ===========  ==============  ==========  ==========

 Net Income (Loss):                    $ (684,102)  $    (188,342)  $(288,147)  $  142,269
                                       ===========  ==============  ==========  ==========


 Capital Expenditures:
   Equipment leasing                   $        -   $           -   $       -   $2,079,349
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $        -   $           -   $       -   $2,079,349
                                       ===========  ==============  ==========  ==========

 .                                     As of        As of
 .                                     June 30,     December 31,
 .                                           2002            2001
 Assets:
   Equipment leasing                   $4,021,821   $   4,618,712
   Real estate                            939,418         750,685
                                       -----------  --------------
     Total                             $4,961,239   $   5,369,397
                                       ===========  ==============




(1) Includes equipment leasing revenue of $69,481 and $128,820, respectively, for the three and six months ended June 30, 2002, compared to $141,118 and $227,505, respectively, for the same periods in 2001.

Three  and  six  months ended June 30, 2002 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2001:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------


For the three and six month periods ended June 30, 2002, the Trust recognized lease revenue of $69,481 and $128,820, respectively, compared to $141,118 and $227,505, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three and six month periods ended June 30, 2002 was $14,298 and $28,419, respectively, compared to $21,922 and $54,668, respectively, for the same periods in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,527 and $22,928 during both the three and six months ended June 30, 2002 and 2001, respectively, earned on a note receivable from Semele Group Inc.
("Semele").  The  note  is  scheduled  to  mature  in  April  2003.

During the six months ended June 30, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,800. During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $34,619 and $48,619, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $375 and $24,616, respectively.

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

Depreciation expense was $20,565 and $41,130, respectively, for the three and six months ended June 30, 2002 compared to $28,138 and $55,170, respectively, for the same periods of 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

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

Interest expense was $6,919 and $14,235, respectively, for the three and six months ended June 30, 2002, compared to $1,299 and $11,321, respectively, for the same periods in 2001. The increase in interest expense in 2002 compared to 2001 resulted from the refinancing of debt in June 2001. Interest expense will decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $8,721 and $16,945, respectively, for the three and six months ended June 30, 2002 compared to $12,307 and $19,607, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest.

Operating expenses were $131,596 and $193,571, respectively, for the three and six month periods ended June 30, 2002, compared to $193,437 and $352,364, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $40,000 for ongoing legal matters, approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition") and approximately $56,000 of costs related to the re-lease of an aircraft. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $17,037.

During the three and six months ended June 30, 2002, the Trust recorded income of $64,643 and $117,771, respectively, from its ownership interest in MILPI, compared to $21,082 and $32,370, respectively, for the same periods in 2001. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001.
PLM is an equipment leasing and asset management company. The Trust recorded $3,742 and $4,556, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and six months ended June 30, 2002, MILPI recognized revenues of approximately $1,683,000 and $3,379,000, respectively, compared to approximately $2,406,000 and $5,613,000, respectively, for the same periods in 2001. Revenues for the three and six months ended June 30, 2002 are comprised primarily of management fees of approximately $1,185,000 and approximately $2,451,000, respectively. Revenues for the three and six months ended June 30, 2001 are comprised primarily of management fees of approximately $1,263,000 and $2,602,000, respectively.

During the three and six months ended June 30, 2002, MILPI incurred total costs and expenses of approximately $489,000 and $1,368,000, respectively, compared to $1,414,000 and $3,310,000, respectively. Operating expenses for the three months ended June 30, 2002 are comprised primarily of general and administrative expenses of approximately $459,000 and depreciation and amortization expense of approximately $30,000. For the six months ended June 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,269,000 and depreciation and amortization expense of approximately $99,000. Operating expenses for the three months ended June 30, 2001 are comprised of general and administrative expenses of approximately $1,077,000 and depreciation and amortization expense of approximately $337,000. For the six months ended June 30, 2001, operating expenses are comprised of general and administrative expenses of approximately $1,772,000 and depreciation and amortization expense of approximately $690,000.

During the three and six months ended June 30, 2002, MILPI incurred income tax expense of approximately $386,000 and $650,000, respectively, compared to approximately $167,000 and $422,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $2,630 and $5,161, respectively, for the three and six months ended June 30, 2002 compared to $2,595 and $5,161, respectively, for the same periods of 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust owns 10% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and an affiliated corporation Semele. AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three and six months ended June 30, 2002, the Trust recorded a loss of $178,445 and income of $188,733, respectively, compared to a loss of $146,027 and income of $246,810, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and six months ended June 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.


Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.

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

Impairment  of  long-lived  assets:  In  accordance  with Statement of Financial
-----------------------------------
Accounting  Standards  No.  144,  "Accounting  for the Impairment or Disposal of
----
Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for
----
impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

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

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI owned 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interest in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                        Three months ended June 30,  Six months ended June 30,

                                          2002           2001          2002        2001
                                       -----------  --------------  ----------  ----------
Total Income (1):
   Equipment leasing                   $   83,779   $     174,379   $ 160,039   $  323,749
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $   83,779   $     174,379   $ 160,039   $  323,749
                                       ===========  ==============  ==========  ==========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                   $  140,317   $     205,744   $ 210,516   $  389,008
   Real estate                              2,630           2,595       5,161        5,161
                                       -----------  --------------  ----------  ----------
     Total                             $  142,947   $     208,339   $ 215,677   $  394,169
                                       ===========  ==============  ==========  ==========

Interest Expense:
   Equipment leasing                   $    6,919   $       1,299   $  14,235   $   11,321
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $    6,919   $       1,299   $  14,235   $   11,321
                                       ===========  ==============  ==========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                   $  504,213   $      28,138   $ 524,778   $   55,170
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $  504,213   $      28,138   $ 524,778   $   55,170
                                       ===========  ==============  ==========  ==========

 Equity Interests:
   Equipment leasing                   $   64,643   $      21,082   $ 117,771   $   32,370
   Real estate                           (178,445)       (146,027)    188,733      246,810
                                       -----------  --------------  ----------  ----------
     Total                             $ (113,802)  $    (124,945)  $ 306,504   $  279,180
                                       ===========  ==============  ==========  ==========

 Net Income (Loss):                    $ (684,102)  $    (188,342)  $(288,147)  $  142,269
                                       ===========  ==============  ==========  ==========


 Capital Expenditures:
   Equipment leasing                   $        -   $           -   $       -   $2,079,349
   Real estate                                  -               -           -            -
                                       -----------  --------------  ----------  ----------
     Total                             $        -   $           -   $       -   $2,079,349
                                       ===========  ==============  ==========  ==========

 .                                     As of        As of
 .                                     June 30,     December 31,
 .                                           2002            2001
 Assets:
   Equipment leasing                   $4,021,821   $   4,618,712
   Real estate                            939,418         750,685
                                       -----------  --------------
     Total                             $4,961,239   $   5,369,397
                                       ===========  ==============




(1) Includes equipment leasing revenue of $69,481 and $128,820, respectively, for the three and six months ended June 30, 2002, compared to $141,118 and $227,505, respectively, for the same periods in 2001.

Three  and  six  months ended June 30, 2002 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2001:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------


For the three and six month periods ended June 30, 2002, the Trust recognized lease revenue of $69,481 and $128,820, respectively, compared to $141,118 and $227,505, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three and six month periods ended June 30, 2002 was $14,298 and $28,419, respectively, compared to $21,922 and $54,668, respectively, for the same periods in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $11,527 and $22,928 during both the three and six months ended June 30, 2002 and 2001, respectively, earned on a note receivable from Semele Group Inc.
("Semele").  The  note  is  scheduled  to  mature  in  April  2003.

During the six months ended June 30, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,800. During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $34,619 and $48,619, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $375 and $24,616, respectively.

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

Depreciation expense was $20,565 and $41,130, respectively, for the three and six months ended June 30, 2002 compared to $28,138 and $55,170, respectively, for the same periods of 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

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

Interest expense was $6,919 and $14,235, respectively, for the three and six months ended June 30, 2002, compared to $1,299 and $11,321, respectively, for the same periods in 2001. The increase in interest expense in 2002 compared to 2001 resulted from the refinancing of debt in June 2001. Interest expense will decrease in the future as the principal balance of the note payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $8,721 and $16,945, respectively, for the three and six months ended June 30, 2002 compared to $12,307 and $19,607, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest.

Operating expenses were $131,596 and $193,571, respectively, for the three and six month periods ended June 30, 2002, compared to $193,437 and $352,364, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $40,000 for ongoing legal matters, approximately $31,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition") and approximately $56,000 of costs related to the re-lease of an aircraft. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

At March 31, 2001, the Trust determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $17,037.

During the three and six months ended June 30, 2002, the Trust recorded income of $64,643 and $117,771, respectively, from its ownership interest in MILPI, compared to $21,082 and $32,370, respectively, for the same periods in 2001. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001.
PLM is an equipment leasing and asset management company. The Trust recorded $3,742 and $4,556, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and six months ended June 30, 2002, MILPI recognized revenues of approximately $1,683,000 and $3,379,000, respectively, compared to approximately $2,406,000 and $5,613,000, respectively, for the same periods in 2001. Revenues for the three and six months ended June 30, 2002 are comprised primarily of management fees of approximately $1,185,000 and approximately $2,451,000, respectively. Revenues for the three and six months ended June 30, 2001 are comprised primarily of management fees of approximately $1,263,000 and $2,602,000, respectively.

During the three and six months ended June 30, 2002, MILPI incurred total costs and expenses of approximately $489,000 and $1,368,000, respectively, compared to $1,414,000 and $3,310,000, respectively. Operating expenses for the three months ended June 30, 2002 are comprised primarily of general and administrative expenses of approximately $459,000 and depreciation and amortization expense of approximately $30,000. For the six months ended June 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,269,000 and depreciation and amortization expense of approximately $99,000. Operating expenses for the three months ended June 30, 2001 are comprised of general and administrative expenses of approximately $1,077,000 and depreciation and amortization expense of approximately $337,000. For the six months ended June 30, 2001, operating expenses are comprised of general and administrative expenses of approximately $1,772,000 and depreciation and amortization expense of approximately $690,000.

During the three and six months ended June 30, 2002, MILPI incurred income tax expense of approximately $386,000 and $650,000, respectively, compared to approximately $167,000 and $422,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $2,630 and $5,161, respectively, for the three and six months ended June 30, 2002 compared to $2,595 and $5,161, respectively, for the same periods of 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust owns 10% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and an affiliated corporation Semele. AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three and six months ended June 30, 2002, the Trust recorded a loss of $178,445 and income of $188,733, respectively, compared to a loss of $146,027 and income of $246,810, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and six months ended June 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.


Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $129,117 and $108,641 for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. No direct damage occurred to any of the Trust's assets as a result of these events. Management of the Trust expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. In the event of a lease default by an aircraft lessee, the Trust could experience material losses. At June 30, 2002, the Trusts have collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

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

At June 30, 2002, the Trust was due aggregate future minimum lease payments of $422,913 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $365,015. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trust and three affiliated trusts (the "Trusts") formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI ($120,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

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

Effective February 2002, the Trust has an 8.33% membership interest in MILPI having an original cost of $2,218,822. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $2,177,572, capitalized transaction costs of $19,474 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $21,776. The Trust capitalized these transaction costs, of which $4,556 was amortized during the six months ended June 30, 2001. SFAS. No. 142 was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $222,156.

During the six months ended June 30, 2002 and 2001, the Trust realized net cash proceeds from equipment disposals of $2,800 and $73,235, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2002, the Managing Trustee decreased the carrying value of its investment in Semele common stock to $1.66 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to June 30, 2002), resulting in an unrealized loss of $5,032.
This loss was reported as a component of comprehensive loss included in the Statement of Changes in Participants' Capital.

At March 31, 2001, the Trust determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Trust wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $17,037.

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

The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and subsequent repayments of principal are reported as components of financing activities on the accompanying Statements of Cash Flow. At June 30, 2002, the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. The note is recourse only to the Trust's interest in the aircraft and to the minimum rental payments to be received during the debt amortization period. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

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

The Trust has one note payable outstanding at June 30, 2002, which bears a fixed interest rate of 7.03%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Trust for the six months ended June 30, 2002 was not material.

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




     Item  1.     Legal  Proceedings
          Response:  None

     Item  2.     Changes  in  Securities
          Response:  None

     Item  3.     Defaults  upon  Senior  Securities
          Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
          Response:  None

     Item  5.     Other  Information
          Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                             AFG Investment Trust A


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     ls/  Michael  J.  Butterfield
             -----------------------------
          Michael  J.  Butterfield
          Treasurer  of  AFG  ASIT  Corporation
          (Duly  Authorized  Officer  and
          Principal  Financial  and  Accounting  Officer)


     Date:     August  19,  2002
               -----------------