Form 10-K
period 2002-12-31
AFG INVESTMENT TRUST A
filed 2003-03-31
CIK 879494

PUT IN MILPI F/S


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10- K

                                   (Mark One)

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended     DECEMBER 31, 2002
                                               -----------------

                                       OR

      [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from     to

                     Commission file number          0-21396
                                                     -------

                    AFG INVESTMENT TRUST A LIQUIDATING TRUST
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                      04-3145953
                                                                  ----------
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

1050 Waltham Street, Suite 310, Lexington, MA                   02421
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code     (781) 676-0009
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes____  No         X
                -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to security holders as of December 31, 2002 (Part I and II)

                    AFG INVESTMENT TRUST A LIQUIDATING TRUST

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                                                Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              4

Item 3.   Legal Proceedings                                                                       4

Item 4.   Submission of Matters to a Vote of Security Holders                                     4


PART II

Item 5.   Market for the Trust's Securities and Related Security Holder Matters                   4

Item 6.   Selected Financial Data                                                                 5

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   5

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks                             5

Item 8.   Financial Statements and Supplementary Data                                             5

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    5


PART III

Item 10.  Directors and Executive Officers of the Trust                                           5

Item 11.  Executive Compensation                                                                  6

Item 12.  Security Ownership of Certain Beneficial Owners and Management                          7

Item 13.  Certain Relationships and Related Transactions                                          8

Item 14.  Controls and Procedures                                                                 8

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                         8


PART  I

Item  1.  Business.
-------------------

(a)  General  Development  of  Business

The Trust was organized as a Delaware business trust in February 1992. Participant's capital initially consisted of contributions from the Managing Trustee, AFG ASIT Corporation, the Special Beneficiary, Equis Financial Group Limited Partnership and its subsidiaries ("EFG") and from the Initial
Beneficiary,  AFG  Assignor  Corporation,  a  wholly-owned  affiliate  of  EFG.

On December 31, 2002, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the "Plan"), adopted as of that date, in accordance with a proxy solicitation dated November 25, 2002 directing the implementation of the Plan, which provided that the Trust would immediately commence liquidation and dissolution, followed by the termination of its Certification of Trust.

On December 31, 2002, AFG Investment Trust A Liquidating Trust (the "Liquidating Trust") was established for the purpose of liquidating the remaining assets and liabilities of AFG Investment Trust A (the "Trust"). Effective December 31, 2002, the Trust also entered into a Liquidating Trust Agreement (the "Liquidating Trust Agreement') with Wilmington Trust Company ("Wilmington Trust" or "Trustee"), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation and EFG as managers to assist in the day-to-day management of the Liquidating Trust. AFG ASIT Corporation does not control the assets of the Liquidating Trust. In addition to delegating the managing responsibilities of the Liquidating Trust, Wilmington Trust also holds title to all the property in the Liquidating Trust and controls cash disbursements. As of December 31, 2002, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder's Trust units. On December 31, 2002, the Trust filed a Certificate of Cancellation with the Secretary of State of the State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as the manager, shall use its best efforts to liquidate and dissolve prior to winding up its affairs, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2003, although this date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust has transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust, including a cash reserve for contingent liabilities of the Trust and the Liquidating Trust.

(b)  Financial  Information  About  Industry  Segments

The Liquidating Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust, as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement.

The Liquidating Trust owns assets which are engaged in three industry segments; equipment leasing, equipment management and real estate ownership, development and management. Equipment leasing assets consist primarily of the Liquidating Trust's equipment under lease and its equity interest in MILPI Holdings, LLC, an equipment management company specializing in the leasing of transportation and related equipment. Assets associated with the equipment leasing segment are leased to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the purchase price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the purchase price of the leased equipment. Real estate assets consist primarily of the Liquidating Trust's equity in EFG Kirkwood, LLC, a holding company, which owns equity interests in two ski resorts, and other miscellaneous equity interest investments.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2002 Annual Report.

(c)  Narrative  Description  of  Business

The Liquidating Trust was organized for the sole purpose to liquidate and dissolve all of the remaining assets and liabilities of the Trust with no objective to continue or engage in the conduct of trade or business.

The Liquidating Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust, as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. The Trustee has engaged AFG ASIT Corporation and EFG as managers to assist in the day-to-day management of the Liquidating Trust.

The Liquidating Trust owns assets operating in three business segments: equipment leasing, equipment management and real estate ownership, development and management. Equipment leasing assets consist of the Liquidating Trust's equipment held for lease, which consists of forklifts, trucks, handling materials and other miscellaneous equipment. Equipment management assets consist of an equity interest in MILPI Holdings, LLC. MILPI Holdings, LLC is an equipment management company specializing in the leasing of transportation and related equipment. The Liquidating Trust's real estate assets consist primarily of an equity ownership interest in EFG Kirkwood LLC. EFG Kirkwood LLC was formed by AFG Investment Trust A and three affiliated Trusts and an affiliated corporation, Semele Group, Inc, for the purpose of acquiring an equity interest in two real estate companies. The companies consist of two ski resorts and related real estate and development assets and operations: Mountain Resort Holdings LLC with operations in Kirkwood, California and Mountain Springs LLC with operations in Durango, Colorado. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Not  applicable.

Item  2.  Properties.
---------------------

None.

Item  3.  Legal  Proceedings.
-----------------------------

The Liquidating Trust is subject to various claims and proceedings in the normal course of business. The Trustee believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Liquidating Trust or its results of operations.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

None.

PART  II

Item  5.  Market for the Trust's Securities and Related Security Holder Matters.
--------------------------------------------------------------------------------

(a)  Market  Information

There is no public market for the sale of the beneficial interests of the Liquidating Trust. The Trustee under the terms of the Liquidating Trust Agreement will not allow for the transfer of such ownership except by will, intestate succession or operation of law.

(b)  Approximate  Number  of  Security  Holders

At  December  31,  2002, there were 559 record holders in the Liquidating Trust.

(c)  Dividend  History  and  Restrictions

As of December 31, 2002, there have been no distributions declared or distributed.


 Item  6.  Selected  Financial  Data.
 ------------------------------------

Incorporated herein by reference to the section entitled "Selected Financial Data" in the 2002 Annual Report.

Item  7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report.

Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risks.
-----------------------------------------------------------------------------

None.

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

Incorporated herein by reference to the financial statements and supplementary data included in the 2002 Annual Report.

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Liquidating  Trust.
----------------------------------------------------------------------------

(a-b)  Identification  of  Directors  and  Executive  Officers

The Liquidating Trust has no Directors or Officers. As indicated in Item 1 of this report, Wilmington Trust is the Trustee of the Liquidating Trust. Under the Liquidating Trust Agreement, the Trustee is responsible for the liquidation and dissolution of the Liquidating Trust's assets and the Beneficiaries have no right to participate in the control of such operations. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the authority of the Managing Trustee, AFG ASIT Corporation. The Managing Trustee of the Trust does not control the assets of the Liquidating Trust. EFG and AFG ASIT Corporation have been engaged as agents by Wilmington Trust to assist in the day-to-day management of the activities of the Liquidating trust as "Managers". In addition to delegating the managing responsibilities of the Liquidating Trust, Wilmington Trust also holds title to all the property in the Liquidating Trust and controls cash disbursements. The names, titles and ages of the Directors and Executive
Officers  of  the  Managers  as  of  March  31,  2003  are  as  follows:

DIRECTORS  AND  EXECUTIVE  OFFICERS OF THE MANAGER OF THE LIQUIDATING TRUST (See
--------------------------------------------------------------------------------
Item  13)
---------


Name                               Title                    Age        Term
---------------  -----------------------------------------  ---  ----------------
Gary D. Engle    President and Chief Executive Officer of        Until a
                 Equis Corporation, the general partner of       successor is
                 EFG, and President and Director of AFG          duly elected and
                 ASIT Corporation                            54  qualified

James A. Coyne   Executive Vice President of the Equis
                 Corporation, the general partner of EFG,
                 and Senior Vice President of AFG ASIT
                 Corporation                                 43

Richard K Brock  Chief Financial Officer and Treasurer of
                 AFG ASIT Corporation                        40

Gail D. Ofgant   Senior Vice President, Lease Operations
                 of Equis Corporation, the general partner
                 of EFG, and Senior Vice President of AFG
                 ASIT Corporation                            37


(c)  Identification  of  Certain  Significant  Persons

None.

(d)  Family  Relationship

No family relationship exists among any of the foregoing Directors or Executive Officers.

(e)  Business  Experience

Mr. Engle, age 54, is Director and President of AFG ASIT Corporation and principal owner of EFG and sole shareholder, Director, President and Chief Executive Officer of Equis Corporation, EFG's general partner. Mr. Engle is also Chairman and Chief Executive Officer of Semele Group Inc. and is President and a Director of Equis II Corporation. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle is also a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

Mr. Coyne, age 43, became Vice President of the AFG ASIT Corporation in 1997 and has been Senior Vice President of AFG ASIT Corporation and an owner of EFG since 1998. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG, and President and Chief Operating Officer of Semele. He is also a Director and President of Equis II Corporation. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Coyne holds a Masters degree in accounting from Case Western Reserve University and a B.S. in Business Administration from John Carroll University and is a Certified Public Accountant.

Mr. Brock, age 40, became the Chief Financial Officer and Treasurer of AFG ASIT Corporation in 2002. Mr. Brock is also the Chief Financial Officer of PLM International Inc. Mr. Brock has been associated with PLM International, Inc. for over twelve years holding positions including Chief Financial Officer and Corporate Controller.

Ms. Ofgant, age 37, has served as Senior Vice President of Equis Corporation since 1998. Ms. Ofgant joined EFG in July 1989 and held various positions in the organization before becoming Senior Vice President of the general partner of EFG in 1998. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

(f)  Involvement  in  Certain  Legal  Proceedings

None.

(g)  Promoters  and  Control  Persons

Not  applicable.

Item  11.  Executive  Compensation.
-----------------------------------

(a)  Cash  Compensation

The Liquidating Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement.

(b)  Compensation  Pursuant  to  Plans

None.

(c)  Other  Compensation

Although the Liquidating Trust has no employees, as discussed in Item 11(a), pursuant to section 5.3 of the Liquidating Trust Agreement, the Liquidating Trust incurs a monthly charge for personnel costs of EFG for persons engaged in providing administrative services to the Liquidating Trust. A description of the remuneration paid by the Liquidating Trust to EFG and its Affiliates for such services is included in Item 13 of this report and in Note 6 to the financial statements included in Item 15 herein.

(d)  Stock  Options  and  Stock  Appreciation  Rights.

Not  applicable.

(e)  Long-Term  Incentive  Plan  Awards  Table.

Not  applicable.

(f)  Defined  Benefit  or  Actuarial  Plan  Disclosure.

Not  applicable.

(g)  Compensation  of  Directors

None.

(h)  Termination  of  Employment  and  Change  of  Control  Arrangement

There exists no remuneration plan or arrangement with the Trustee or the Managers or its Affiliates which results or may result from their resignation, retirement or any other termination.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

By virtue of its organization as a liquidating trust, the Liquidating Trust has no outstanding securities possessing traditional voting rights. As Liquidating Trustee, Wilmington Trust has complete control over the liquidation of the assets of the Liquidating Trust as specified in section 6.2 of the Liquidating Trust Agreement. Per the Liquidating Trust Agreement, the assets will be liquidated based on AFG Investment Trust A's beneficial ownership interest, adjusted for taxes. The beneficial ownership interest in AFG Investment Trust A ("Former Beneficial Interest") have no voting control over the liquidation of the assets.

As of March 31, 2003, the following person or group owns more than 5% of the Former Beneficial Interest in AFG Investment Trust A:


Title                        Name and            Amount of      Percent
of                          Address of          Beneficial         of
Class                    Beneficial Owner        Ownership       Class
---------------------  --------------------  -----------------  --------
Former Class B         Equis II Corporation
Beneficiary Interests       200 Nyala Farms  822,864 Interests    99.61%
                       Westport, CT 06880


Equis II Corporation is a wholly-owned subsidiary of Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele, President, Chief Executive Officer, sole shareholder and Director of EFG's general partner. James A. Coyne, Executive Vice President of the general partner of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

No person or group is known by the Trustee to own more than 5% of the Former Beneficial Class A Interest as of March 31, 2003. As of December 31, 2002,
Semele  owns  the  Former  Special  Beneficialy  Interest  of  the  Trust.

See  Item  10  and  Item  13  of  this  report.

The  ownership  and  organization  of EFG is described in Item 1 of this report.

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

(a)  Transactions  with  Management  and  Others

All operating expenses incurred by the Liquidating Trust are disbursed by Wilmington Trust on behalf of the Liquidating Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement.

In accordance with the liquidation basis of accounting, the Liquidating Trust recorded an accrual during the period ended December 31, 2002 for the estimated costs to be incurred to liquidate the Trust. Approximately $30,000 of the accrual will be paid to EFG for salaries and other expenses incurred to liquidate the assets.

(b)  Certain  Business  Relationships

None.

(c)  Indebtedness  of  Management  to  the  Trust

None.

(d)  Transactions  with  Promoters

Not  applicable.

Item  14.  Controls  and  Procedures
------------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Managers' Principal Executive Officer and AFG ASIT Corporation's Chief Financial Officer have concluded that the Liquidating Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Liquidating Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Liquidating Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART  IV

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)     Documents  filed  as  part  of  this  report:

(1)  Financial Statement:

     Report of Independent Certified Public Accountants           *

     Statement of Net Assets in Liquidation at December 31, 2002  *

     Notes to the Financial Statement.                            *


 * Incorporated herein by reference to the appropriate portion of the 2002 Annual Report to security holders for the year ended December 31, 2002 (see Part
II).

          (2)     Financial  Statement  Schedules:

               None  required.

          (3)     Exhibits:

Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

Exhibit
Number
------

2 Plan of Complete Liquidation and Dissolution, dated as of December 31, 2002, between AFG ASIT Corporation and AFG Investment Trust A was filed on Form 8-K dated December 31, 2002 as Exhibit 2.1 and is incorporated by reference.

10     Liquidating  Trust  Agreement  dated as of December 31, 2002, between AFG
ASIT Corporation and AFG Investment Trust A was filed on Form 8-K dated December 31, 2002 as Exhibit 10.8 and is incorporated by reference.

13 The 2002 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

99(a)     Operating  Agreement  of  EFG  Kirkwood  LLC,  dated  May  1,  1999

99(b)     Amended  and  Restated  Operating  Agreement  of Mountain Springs, LLC
dated  October  24,  2002

99.1 Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.2 Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.3 Press Release regarding Proxy Voting Results dated December 31, 2002 was filed in the Registrant's Form 8-K dated December 31, 2002 as Exhibit 99.3 and is incorporated by reference.

(b)     Reports  on  Form  8-K

None.

(c)     Other  Exhibits

None.

(d)     Financial  Statement  Schedules

(i) Consolidated Financial Statements for MILPI Holdings, LLC and Subsidiaries as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and the period February 7, 2001 through December 31, 2001 and Independent Auditors' Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

AFG  Investment  Trust  A  Liquidating  Trust

By: Equis Financial Group Limited Partnership, a Massachusetts limited partnership corporation and the Manager of the Registrant.


By:  /s/  Gary  D.  Engle
   ----------------------
Gary  D.  Engle
President  and  Chief  Executive  Officer  of  Equis
Corporation,  the  general  partner  of  EFG,  and
President  and  Director  of  AFG  ASIT  Corporation
(Principal  Executive  Officer)

Date:  March  31,  2003
       ----------------


By:  /s/  Richard  K  Brock
     ----------------------
Richard  K  Brock
Chief  Financial  Officer  and  Treasurer  of  AFG  ASIT  Corp.
(Principal  Financial  and  Accounting  Officer)

Date:  March  31,  2003
       ----------------

CERTIFICATION:

I,  Gary  D.  Engle,  certify  that:

1. I have reviewed this annual report on Form 10-K of AFG Investment Trust A Liquidating Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the net assets in liquidation of the registrant as of December 31, 2002;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                      /s/  Gary  D.  Engle
                    ----------------------
                    Gary  D.  Engle
                    President  of  Equis  Corporation,  the
                    general  partner  of  EFG,  and  the
                    President and Director of AFG ASIT Corporation (Principal Executive Officer)
                    March  31,  2003

------

CERTIFICATION:

I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of AFG Investment Trust A Liquidating Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the net assets in liquidation of the registrant as of December 31, 2002;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                     /s/  Richard  K  Brock
                    -----------------------
                    Richard  K  Brock
                    Chief  Financial  Officer  and  Treasurer
                    of  AFG  ASIT  Corporation
                    (Principal  Financial  and  Accounting  Officer)
                    March  31,  2003

13     The  2002  Annual  Report

23     Consent  of  Independent  Certified  Public  Accountants

99(a)     Operating  Agreement  of  EFG  Kirkwood  LLC

99(b)     Amended  and  Restated  Operating  Agreement  of Mountain Springs, LLC

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.3     Press  Release  regarding Proxy Voting Results dated December 31, 2002.



Schedule 14 D (i)



Schedule 14 D (i)










                      MILPI HOLDINGS, LLC AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS










































                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Description                                                                                     Page
----------------------------------------------------------------------------------------------  ----

Independent Auditors' Report                                                                       3

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                          4
Consolidated Statements of Income for the year ended
December 31, 2002 and for the period from February 7, 2001 through December 31, 2001               5

Consolidated Statements of Shareholders' Equity for the year
ended December 31, 2002 and for for the period from February 7, 2001 through December 31, 2001     6
Consolidated Statements of Cash Flows for the year ended
December 31, 2002 and for the period from February 7, 2001 through December 31, 2001               7

Notes to Consolidated Financial Statements                                                         8

INDEPENDENT  AUDITORS'  REPORT
The  Board  of  Directors  and  Members
MILPI  Holdings,  LLC:

We have audited the accompanying consolidated balance sheets of MILPI Holdings, LLC, a Delaware limited liability company, and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related statements of income, shareholders' equity and cash flows for the year ended December 31, 2002 and for the period from February 7, 2001 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from February 7, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  28,  2003














                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                 (in thousands of dollars, except share amounts)




                                                                       2002     2001
                                                                      -------  -------
ASSETS
Cash and cash equivalents                                             $ 6,622  $14,037
Receivables, net of allowance for doubtful accounts of $136 at
       December 31, 2002 and $45 at December 31, 2001                     305       39
Receivables from affiliates                                               670      951
Equity interest in affiliates                                          19,361   20,948
Restricted cash and cash equivalents                                       60       75
Assets held for sale                                                    6,227        -
Goodwill, net of accumulated amortization of $765 as of
       December 31, 2002 and 2001                                       8,134    4,590
Other assets, net                                                       3,021    2,759
                                                                      -------  -------
      Total assets                                                    $44,400  $43,399
                                                                      =======  =======

LIABILITIES
Payables and other liabilities                                        $ 5,899  $ 5,702
Deferred income taxes                                                  12,541    9,751
                                                                      -------  -------
     Total liabilities                                                 18,440   15,453
                                                                      -------  -------
MINORITY INTERESTS                                                          -    3,029
                                                                      -------  -------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value, 20 shares authorized and outstanding)        -        -
Paid-in capital, in excess of par                                      21,676   21,970
Retained earnings                                                       4,284    2,947
                                                                      -------  -------
     Total shareholders' equity                                        25,960   24,917
                                                                      -------  -------

     Total liabilities, minority interests and stockholders' equity   $44,400  $43,399
                                                                      =======  =======



















       See accompanying notes to these consolidated financial statements.

                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)

                                                              For the Period
                                               For the Year   From February 7,
                                                   Ended       2001  through
                                               December 31,    December 31,
                                                     2002       2001
                                                  ---------  ---------------
REVENUES

Management fees                                     $4,494   $5,217
Operating lease income                                 122      472
Acquisition and lease negotiation fees                   -    2,032
Gain (loss) on disposition of assets                    24      (91)
Other                                                  588    1,030
                                                    ------   ------
  Total revenues                                     5,228    8,660
                                                    ------   ------
EXPENSES

Depreciation and amortization                          177    1,255
Impairment of investment in managed programs           501      511
General and administrative                           2,800    4,090
                                                    ------   ------
  Total expenses                                     3,478    5,856
                                                    ------   ------
Operating income                                     1,750    2,804

Equity income in managed programs                      133    1,716

Interest income, net                                   323      378
Other (expense) income, net                            (55)      89
                                                    ------   ------
  Income before income taxes and minority interest   2,151    4,987

  Provision for income taxes                           774    1,611
  Minority interest                                     40      429

Net income                                          $1,337   $2,947
                                                    ======   ======
  Net income per weighted-average
     common share outstanding                       $   67   $  147
                                                    ======   ======
















       See accompanying notes to these consolidated financial statements.



                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEBMER 31, 2002 AND FOR
           THE PERIOD FROM FEBRUARY 7, 2001 THROUGH DECEMBER 31, 2001
                    (in thousands of dollars, except shares)


                                       Common      Additional      Retained
                               Shares   Stock    Paid in Capital   Earnings    Total
                               ------- ------  ------------------  ---------  -------
 Balance at February 7, 2001       20  $     -  $         21,776   $       -  $21,776

  Capital contribution              -        -               194           -      194
  Net income                        -        -                 -       2,947    2,947
                               ------- ------  ------------------  ---------  -------
 Balance at December 31, 2001      20        -            21,970       2,947   24,917

  Capital contribution              -        -             4,363           -    4,363
  Dividends paid                    -        -            (4,657)          -   (4,657)
  Net income                        -        -                 -       1,337    1,337
                               ------- ------  ------------------  ---------  -------
 Balance at December 31, 2002      20  $     -  $         21,676   $   4,284  $25,960
                               ------- ------  ------------------  ---------  -------









     See accompanying notes to these consolidated financial statements.

                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                             For the Period from
                                                                For the Year        February 7, 2001
                                                                    Ended               through
                                                                December 31,          December 31,
                                                                    2002                  2001
                                                            ---------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                                $              1,337   $           2,947
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization expense                                    177               1,255
    Compensation expense related to variable stock options                    --                 315
    (Gain) loss on disposition of assets                                     (24)                 91
    Equity income in managed programs                                       (133)             (1,716)
    Minority interest                                                         40                 429
    Impairment of equity Investments                                         501                 511
    Deferred income tax provision                                            561                 867
  Changes in assets and liabilities:                                      (14)--                  --
    Receivables and receivables from affiliates                               15               1,576
    Other assets, net                                                       (406)               (176)
    Payables and other liabilities                                          (250)             (9,484)
                                                            ---------------------  ------------------
      Net cash provided by (used in) operating activities                  1,818              (3,385)
                                                            ---------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Cash distributions from managed programs                                 1,645               1,591
  Loans made to shareholders                                              (1,345)             (5,500)
  Repayment of loans made to shareholders                                  1,345               5,500
  Purchase of property, plant and equipment                                  (67)                (71)
  Proceeds of sale of equipment for lease                                     58                 313
  Proceeds from the sale of assets held for sale                              --              10,250
  Purchase of the assets held for sale                                    (6,227)                 --
  Purchase of PLM International, Inc. minority interest                   (4,363)                 --
  Decrease in restricted cash                                                 --               1,673
                                                            ---------------------  ------------------
      Net cash (used in) provided by investing activities                 (8,954)             13,756
                                                            ---------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Restricted cash                                                             15                  --
  Capital contribution                                                     4,363                 194
  Dividends paid                                                          (4,657)                 --
  Redemption of stock options                                                 --                (919)
                                                            ---------------------  ------------------
      Net cash used in financing activities                                 (279)               (725)
                                                            ---------------------  ------------------

  Net (decrease) increase in cash and cash equivalents                    (7,415)              9,646
  Cash and cash equivalents at beginning of period                        14,037               4,391
                                                            ---------------------  ------------------
  Cash and cash equivalents at end of period                $              6,622   $          14,037
                                                            =====================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for taxes                     $                243   $           6,216
                                                            =====================  ==================
  Cash paid during the period for interest                  $                  1   $               6
                                                            =====================  ==================





       See accompanying notes to these consolidated financial statements.

1.  SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BACKGROUND

MILPI Holdings, LLC and subsidiaries ("MILPI" or the "Company") was formed on December 12, 2000, under the laws of the state of Delaware and is governed by its Operating Agreement, dated December 13, 2000. MILPI had no activities from December 12, 2000 through February 7, 2001. MILPI was created by four separate trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D, collectively the "Trusts") for the purpose of acquiring the entire interest in PLM International, Inc. and subsidiaries ("PLM"). PLM is an equipment management company and operates in one business segment, the leasing of transportation equipment.

On February 7, 2001, MILPI Acquisition Corp. ("MAC"), a wholly-owned subsidiary of MILPI, closed on its tender offer to purchase any and all of PLM's outstanding common stock for a purchase price of $3.46 per share. The purchase price was determined based on competitive bids and a valuation model using the expected future cash flows of the Company. The Company also hired an investment banking firm to issue a fairness opinion on the purchase price. Pursuant to the cash tender offer, the Trusts through MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of $21.8 million and contributed the shares to MILPI. Approximately $2.0 million of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition, were accrued as acquisition costs. The assets of PLM included cash and cash equivalents of approximately $4.4 million. The acquisition resulted in goodwill of approximately $5.8 million. Goodwill was reduced by approximately $0.5 million later in 2001 due to a revision in the estimates of severance and relocation costs originally recorded as acquisition costs. Amounts paid in 2001 related to the severance of employees and for relocation costs were approximately $1.5 million.

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
                                                                      =======



On February 6, 2002, the Trusts through MAC, completed their acquisition of PLM by purchasing the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholder's meeting on February 6, 2002. The remaining interest was purchased for $4.4 million at the $3.46 per common share price established in the tender offer. Approximately
1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

$0.4 million of total costs estimated for severance of PLM employees and property abandonment in accordance with management's formal plan to involuntary terminate employees, which plan was developed in conjunction with this acquisition, were accrued as acquisition costs. Amounts paid related to the severance of employees and for property abandonment in 2002 were approximately $0.1 million.

The allocation of the February 6, 2002 purchase price is as follows (in thousands of dollars):

Equity Interest in Affiliates   $   426
Goodwill                          3,544
Payables and Other Liabilities     (446)
Deferred Income Tax Liability    (2,230)
Minority Interest                 3,069
                                -------
Total                           $ 4,363
                                =======


The acquisition of the stock of PLM was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocates the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition. There are no contingencies or other matters that could materially affect the allocation of the purchase cost.

The results of operations of PLM since February 7, 2001 have been included in the consolidated financial statements. Concurrent with the February 7, 2001, acquisition, PLM ceased to be publicly traded.

On October 10, 2002, the Company formed a limited liability company under the Delaware Limited Liability Company Act, MILPI Equipment Management, LLC (MILPI
EM). MILPI EM is expected to begin earning revenues in connection with the management of limited partnerships and other managed programs sometime in 2003.

The  Company's  fiscal  year  end  is  December  31.

PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements include the accounts of MILPI Holdings, LLC and its wholly-owned subsidiaries. In addition, investments for which the Company acts as manager or general partner, and therefore has significant influence but does not control, are accounted for using the equity method. All significant intercompany balances and transactions among the consolidated group have been eliminated.

The Company recognized a minority interest in the Company's consolidated financial statements, until February 6, 2002, the date the Company acquired the minority interest, to reflect PLM's common shares not owned by the Company as of that date.

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




1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

INVESTMENT IN, AND MANAGEMENT OF, EQUIPMENT GROWTH FUNDS, OTHER LIMITED PARTNERSHIPS, PRIVATE PLACEMENT PROGRAMS AND LIMITED LIABILITY COMPANY

The Company earns revenues in connection with the management of limited partnerships and other managed programs. Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when the Company completes all of the services required to earn the fees, typically when binding commitment agreements are signed.

Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in various agreements, and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership investment program, the Company was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. ("FSI"), a wholly owned subsidiary of PLM, is the General Partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC ("Fund I"), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to PLM for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases for equipment, or the placement of debt. PLM funded the costs of organization, syndication, and offering through the use of operating cash. PLM has an equity interest of 15% for its contribution to the program. In return for its investment, PLM is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. PLM's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

The Company is entitled to reimbursement from the investment programs for providing certain administrative services at the lesser of cost or market rates.

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

OPERATING  LEASE  INCOME

Operating lease income consists of rental revenue generated from assets held for operating leases and assets held for sale that are on lease, which is recognized equally on a straight-line basis over the lease term.

RESTRICTED  CASH  AND  CASH  EQUIVALENTS

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less as cash equivalents.

Restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions per loan agreements.





1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)


GOODWILL

Goodwill represents the excess of the aggregate purchase price of PLM over the fair market value of the identifiable net assets acquired in accordance with SFAS No. 141. The Company allocates the total purchase price to the assets acquired and liabilities assumed based on the relative fair market values at the date of acquisition.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142") on January 1, 2002. As a result, the discontinuance of goodwill amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset is calculated using several valuation models which utilize the expected future cash flows of the Company. In accordance with SFAS No. 142, the Company performed an evaluation of the fair value of goodwill as of January 1, 2002 and found no indication that goodwill was impaired.

Based on an analysis performed as of December 31, 2002, and consideration of events that have occurred and circumstances that have changed since the most recent fair value determination, including the minority interest acquisition, the likelihood that a current fair value determination would be less than the carrying amount of the reporting unit is remote as of December 31, 2002.

Goodwill of approximately $5.4 million was recorded in conjunction with the acquisition of 83% of the common stock of PLM. The Company recorded goodwill of approximately $3.5 million in conjunction with the acquisition of the remaining 17% of the outstanding common stock of PLM in February 2002.

The comparison of the net income for the year ended December 31, 2002 and the pro forma net income for the period from February 7, 2001 through December 31, 2001, assuming no goodwill amortization, are summarized as follows (in thousands of dollars):



                                                          For the
                                       For the           Period From
                                         Year          February 7, 2001
                                        Ended              Through
                                  December 31, 2002   December 31, 2001
                                  ------------------  ------------------

Reported net income               $            1,337  $            2,947
Add back: goodwill amortization                    -                 765
                                  ------------------  ------------------
Pro forma net income              $            1,337  $            3,712
                                  ==================  ==================
Net  earnings per share:
Reported net income               $               67  $              147
Add back:  Goodwill amortization                   -                  38
                                  ------------------  ------------------
Pro forma net income              $               67  $              185
                                  ==================  ==================









1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands of dollars):


Balance as of December 31, 2001         $4,590

Add: Goodwill acquired during the year   3,544
                                        ------
Balance at December 31, 2002            $8,134
                                        ======


INCOME  TAXES

MILPI is a partnership and as such is not taxed on its operations. PLM is a C corporation, which recognizes income tax expense using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Deferred income taxes arise primarily because of differences in the timing of reporting equipment depreciation, partnership income, and certain accruals for financial statement and income tax reporting purposes.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement No. 143 at the beginning of fiscal 2003 and such adoption had no effect on the Company's financial position and results of operations.

In April 2002 the FASB issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." As a result of the rescission of SFAS No.4, a gain or loss on extinguishment of debt will no longer be presented as an extraordinary item upon the adoption of SFAS No.145. The Company adopted SFAS No. 145 in the second quarter of fiscal 2002.

In July 2002 the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No.144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. It also requires the guarantor to recognize a liability for the fair value of guarantees entered into after December 31, 2002 at the inception of the guarantee. This interpretation had no effect on the financial position and results of operations of the Company.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements
1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

when the equity investors in an entity do no have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Company will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Company has determined that it is not reasonably possible that they have any variable interests.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with current year presentation and do not change the results of the prior period financial statements.

2.     ASSETS  HELD  FOR  SALE

In conjunction with the acquisition of PLM in February 2001, the Company acquired $10.3 million in marine containers that were classified as assets held for sale. The Company sold the marine containers to affiliated programs at cost, which approximated fair value in the first quarter of 2001.

The Company has arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by the Company or by the Program Affiliates. The Company will manage the leased and purchased railcars. The Company will not be liable for these railcars. The Company estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003 and 2004. As of December 31, 2002, the Company had purchased $6.2 million of these railcars. The Company sold these railcars to a Program Affiliate in the first quarter of 2003 (See Note 16).

3.     EQUITY  INTEREST  IN  AFFILIATES

FSI is the General Partner or manager of ten investment programs. Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund (EGF) I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGFs II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII (EGF VII); and 85% to the members and 15% to the manager in Fund I. PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions.

In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Whenever circumstances indicate that an impairment may exist, the Company evaluates future cash flows of the asset and compares this amount to the carrying value. If projected undiscounted future cash flows are lower than the carrying value of the asset, a loss is recorded. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model which includes expected future cash flows of the asset, current market prices and management's market knowledge. On December 31, 2002, one of the PLM managed programs in which MILPI has an equity investment adopted a formal plan of liquidation and transferred the remaining assets of this managed program to a liquidating trust. MILPI is actively marketing the equipment in this managed program and is in the process of finalizing the estimated costs of liquidation.

3.     EQUITY  INTEREST  IN  AFFILIATES  (CONTINUED)

Based on a revised liquidation analysis as of December 31, 2002, completed for this managed program on February 7, 2003, MILPI believes its equity investment in this program is impaired. Therefore, for the year ended December 31, 2002, MILPI recorded an impairment loss of $0.5 million on its equity investment in this affiliate.

In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121"), in 2001 the Company reviewed the carrying value of its investments whenever circumstances indicated that the carrying value may not be recoverable. If projected undiscounted future cash flows were lower than the carrying value of its equity interest in affiliates, an impairment was recorded. During the period from February 7, 2001 through December 31, 2001, the Company recorded an impairment of $0.5 million on its equity interest in affiliates due to a change in market conditions, primarily in the airline industry, after the events of September 11, 2001.

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

The summarized combined financial data for FSI's affiliates as of and for the year ended December 31, 2002, and as of and for the period from February 7, 2001 through December 31, 2001 is as follows (in thousands of dollars):


                     2002      2001
                   --------  --------
Total assets       $201,683  $229,358
Total liabilities   53,617    67,579
Partners' equity   148,065   161,779

Total revenues     $72,078   $91,085
Total expenses      68,286    70,688
Net income          3,792     20,397





4.    OTHER  ASSETS,  NET

Other assets, net, consists of the following as of December 31, 2002, and 2001, respectively (in thousands of dollars):

                                                             2002   2001
                                                           ------  -----
Cash surrender value of officers' life insurance policies  $2,721  2,343
Prepaid expenses, deposits and other                          169    153
Furniture, fixtures, and equipment, net                       102     85
Commercial and industrial equipment, net                       29    178
                                                           ------  -----
    Total other assets, net                                $3,021  2,759
                                                           ------  -----



5.    WAREHOUSE  CREDIT  FACILITY

The Company is a participant in a $10.0 million warehouse facility. In July 2002, the Company reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth and Income Fund VII and Fund I. The facility provides for financing up to 100% of the cost of equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. All borrowings are guaranteed by PLM. As of December 31, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

6.     INCOME  TAXES

The provision for income taxes attributable to income from operations consists of the following (in thousands of dollars):

                                       2002                            2001
                          ----------------------------     --------------------------
                          Federal      State     Total      Federal    State    Total
Current                   $   64     $   149    $  213      $   551    $ 193   $  744
Deferred                     395         166       561          705      162      867
                          ------     -------    ------      -------    -----   ------
Total                     $  459     $   315    $  774      $ 1,256    $ 355   $1,611
                          ======     =======    ======      =======    =====   ======

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:


                                    Year Ended     Period from February 7,
                                    December 31,        2001 through
                                        2002           December 31, 2001
                                    -------------  ------------------------
Federal statutory tax expense rate            34%                       34%
State income tax rate                          5                         5
Other                                         (3)                       (7)
                                    -------------  ------------------------
    Effective tax expense rate                36%                       32%
                                    =============  ========================



There are no net operating loss carryforwards for federal income tax purposes or alternative minimum tax credit carryforwards as of December 31, 2002.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):


                                                  Year Ended         Period from February
                                                  December 31,        7, 2001 through
                                                      2002             December 31, 2001
                                                  -----------------  ----------------------
Deferred tax assets from continuing operations:
  Partnership Organization and Syndication costs  $          8,300   $               8,300
  Federal benefit of state taxes                               905                     735
  Other                                                        126                     329
                                                  -----------------  ----------------------
    Total gross deferred tax assets                          9,331                   9,364
  Less valuation allowance                                  (8,300)                 (8,594)
                                                  -----------------  ----------------------
  Net deferred tax assets                                    1,031                     770
                                                  -----------------  ----------------------

Deferred tax liabilities:
  Partnership interests                                     12,685                  10,520
  Other                                                        887                       1
                                                  -----------------  ----------------------
    Total deferred tax liabilities                          13,572                  10,521
                                                  -----------------  ----------------------
    Total net deferred tax liabilities            $         12,541   $               9,751
                                                  =================  ======================




6.     INCOME  TAXES  (CONTINUED)

Management has reviewed all established interpretations of items reflected in its consolidated tax returns and believes that these interpretations require valuation allowances as described in SFAS No. 109, "Accounting for Income Taxes". The valuation allowance contained in the 2002 deferred tax account includes items that may result in future capital losses.
7.     TRANSACTIONS  WITH  AFFILIATES

In addition to various fees payable to the Company or its subsidiaries, the affiliated programs reimburse the Company for certain expenses, as allowed in the program agreements. Reimbursed expenses totaled $1.3 million and $1.8 million for the year ended December 31, 2002 and the period from February 7, 2001 through December 31, 2001, respectively. Outstanding amounts are paid under normal business terms.

On February 11, 2002, the Company loaned $1.3 million to two of the trusts that own MILPI Holdings, LLC. The notes bear interest at LIBOR plus 200 basis points and matured on January 6, 2003. The interest rate charged on the loan is consistent with third party rates. This loan was prepaid in full plus all outstanding interest in December 2002.

As of December 31, 2002, the Company had receivables from affiliates of approximately $0.7 million, which represented unpaid management fees.

8.    SHAREHOLDERS'  EQUITY

In February 2002 the four Trusts that own MILPI contributed $4.4 million to the Company. These funds were used to purchase the remaining outstanding stock of PLM.

In March and December 2002, the Company declared and paid cash dividends of approximately $2.7 million and $2.0 million, respectively, to the Trusts.

9.    MINORITY  INTEREST

Minority interest is related to the portion of PLM's stock not owned by MILPI Holdings, LLC. The decrease in minority interest is attributable to the Company's purchase of the remaining 17% minority interest in the first quarter of 2002. Because all of the remaining minority interest shares were purchased in the first quarter of 2002, minority interest has been eliminated as of December 31, 2002.

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

In 2002, Professional Lease Management Income Fund 1, LLC, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII accounted for 17%, 17% and 17% of total revenues, respectively. No other customer accounted for over 10% of revenue in 2002.

In 2001, Professional Lease Management Income Fund 1, LLC, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII, accounted for 26%, 20% and 13% of total revenues, respectively. No other customer accounted for over 10% of revenue in 2001.







10.     RISK  MANAGEMENT  (CONTINUED)

As of December 31, 2002, management believes the Company had no other significant concentrations of credit risk that could have a material adverse effect on the Company's business, financial condition, or results of operations.

11.     GEOGRAPHIC  INFORMATION

All of the Company's revenues for the year ended December 31, 2002, and for the period from February 7, 2001 through December 31, 2001 were recognized from entities domiciled in the United States and all of the Company's long-lived assets are located in the United States.

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

13.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the year ended December 31, 2002 (in thousands of dollars, except per share amounts):

                                                                              2002
                                                          -----------------------------------------------

                                                           March   June    September   December
                                                              31,     30,         30,        31,   Total
                                                           ------  ------  ----------  ----------  ------
Revenue                                                    $1,509  $1,334  $    1,011  $   1,374   $5,228

Net income                                                 $  553  $  807  $      104  $    (127)  $1,337


Net income per weighted-average common share outstanding:  $   28  $   40  $        5  $      (6)  $   67


During the third quarter ended September 30, 2002, the Company had a decrease in operating lease revenue, management and other fees totaling approximately $0.3 million compared to the quarter ended June 30, 2002. The Company's equity interests in the growth funds decreased approximately $0.4 million. Both decreases contributed to a decline in net income at September 30, 2002, compared to the period ended June 30, 2002.

During the quarter ended December 31, 2002, the Company had increased management fee revenue related to forklifts that had not been on lease during the quarter ended September 30, 2002. In addition, management fee revenue was recognized for the payment of receivables that had previously been written off. The Company's equity interests in the growth funds decreased approximately $0.2 million as a result of railcar impairments. Additionally, the Company recorded a $0.5 million impairment loss in conjunction with a managed program that adopted a formal plan of liquidation.

The following is a summary of the quarterly results of operations of the Company for the period February 7, 2001 through December 31, 2001 (in thousands of dollars, except per share amounts):


                                                                                2001
                                                           ---------------------------------------------
    March                                                  June    September   December
                                                              31,         30,        30,     31,  Total
                                                           ------  ----------  ---------  ------  ------
Revenue                                                    $1,648  $    2,005  $   3,157  $1,850  $8,660

Net income                                                 $  776  $      568  $   1,293  $  310  $2,947


Net income per weighted-average common share outstanding:  $   39  $       28  $      65  $   16  $  147



13.     QUARTERLY  RESULTS  OF  OPERATIONS  (CONTINUED)

In the third quarter of 2001, PLM earned acquisition and lease negotiation fees of $1.8 million, which resulted in after-tax net income of $1.1 million.

14.     COMMITMENTS  AND  CONTINGENCIES

INTERNAL  REVENUE  SERVICE  AUDIT

In March 2001, the Internal Revenue Service ("IRS") notified PLM that it would conduct an audit of certain Forms 1042, "Annual Withholding Tax Return for U.S. Source Income of Foreign Persons." The audit related to payments to unrelated foreign entities made by two partnerships in which PLM formerly held interests as the 100% direct and indirect owner. One partnership's audit related to Forms 1042 for the years 1997, 1998 and 1999, while the other partnership's audit related to Forms 1042 for the years 1998 and 1999. In September 2002, the IRS notified PLM that they had completed their examination of the related tax returns and that they had assessed no changes to the reported taxes.

LEASE  AGREEMENTS

PLM and its subsidiaries have entered into operating leases for office space. PLM's total net rent expense was $0.2 million and $0.4 million for the year ended December 31, 2002 , and for the period from February 7, 2001 through December 31, 2001, respectively.

Future payments under lease agreements are $0.3 million in 2003, $0.2 million in 2004, $0.1 million in 2005, $0 in 2006, 2007, and thereafter, respectively.

Future receipts under a noncancelable sublease extending through 2004 are $0.1 million as of December 31, 2002.

CORPORATE  GUARANTEE

As of December 31, 2002, PLM had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. This obligation was accrued at December 31, 2002.

EMPLOYMENT  AGREEMENTS

PLM entered into a severance agreement with an individual that will require PLM to pay severance in the event the employee is terminated after a change in control as defined in the employment agreement. In addition, PLM is under agreement to pay the health benefits of one individual through September 2003. As of December 31, 2002, the total future contingent liability for these payments was $0.2 million.

WAREHOUSE  CREDIT  FACILITY

See  Note  5  for  discussion  of  PLM's  credit  warehouse  facility.

OTHER

PLM life insurance policies on certain current and former employees, which had a $2.7 million cash surrender value as of December 31, 2002, are included in other assets.

COMMITMENT  TO  PURCHASE  RAILCARS

The Company has arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three
14.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by the Company or by the Program Affiliates. The Company will manage the leased and purchased railcars. The Company will not be liable for these railcars. The Company estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003 and 2004. As of December 31, 2002, the Company had purchased $6.2 million of these railcars. The
Company sold these railcars to Program Affiliates in the first quarter of 2003 (See Note 16).

Commitments and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                                  Less than     1-3      4-5    After 5
Current Obligations                        Total    1 year     Years    Years    Years
                                           -------  -------  --------  ------  --------

Commitment to purchase railcars         $   19,742  $11,300  $ 8,442  $      -  $    -
Line of credit                                   -        -        -         -       -
                                           -------  -------  --------  ------  --------
                                           $19,742  $11,300  $  8,442  $    -  $     -
                                           -------  -------  --------  ------  --------


LITIGATION

PLM is involved as a plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

15.     PROFIT  SHARING,  401(K)  PLAN  AND  STOCK  OPTION  PLANS

The  401(k) Plan (the "Plan") provides for deferred compensation as described in
Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of PLM in the United States. In 2002, PLM employees who participated in the Plan could elect to defer and contribute to the trust established under the Plan wages up to $11,000. PLM matched up to a maximum of $4,000 of PLM employees' 401(k) contributions in 2001 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions, net of forfeitures, were $0.1 million for 2002. The Profit Sharing and Stock Option Plans were terminated upon completion of the merger in 2002.



16.       SUBSEQUENT  EVENTS

In the first quarter of 2003, the Company sold its portfolio of railcars to a Program Affiliate for its cost of $6.2 million, which approximated fair market value. This sale resulted in a gain on disposition to the Company of $0.1 million.

On February 12, 2003, AFG Investment Trust C and AFG Investment Trust D filed a proxy statement, which was subsequently approved. In March 2003, the shareholders approved the following articles:

1. To allow PLM, its parent, MILPI, and subsidiaries and affiliates that they control, to continue to operate their ongoing business making investments after December 31, 2002, notwithstanding the end of the reinvestment period for AFG Investment Trust C and AFG Investment Trust D.
2. To approve a transaction whereby a newly formed subsidiary of PLM, RMLP, Inc., will receive a contribution from Semele Group, Inc., of partnership interests in Rancho Malibu, a partnership that owns and is developing 274 acres of land in Malibu, California, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15%) of the common stock of RMLP, Inc.
3. To amend Section 7.5 of the Trust Agreements of AFG Investment Trust C and AFG Investment Trust D to approve grants and exercises of rights of first refusal in connection with joint ventures between AFG Investment Trust C and AFG Investment Trust D and its affiliates.
4. To approve the purchase by MILPI of the membership interests in MILPI held by AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust, which gave AFG Investment Trust C and AFG Investment Trust D shared 100% ownership of MILPI.
5. To allow AFG Investment Trust C and AFG Investment Trust D, in the operation of PLM, to enter into business arrangements with affiliates of AFG Investment Trust C and AFG Investment Trust D in the ordinary course of business on terms no less favorable than those that they would receive if such arrangements were being entered into with independent third parties.

In March 2003, RMLP, Inc. purchased Semele Group, Inc.'s ownership interest in Rancho Malibu as indicated in the proposal above.